Form 10-Q
period 1996-03-31
SECURITY CONNECTICUT CORP
filed 1996-05-07
CIK 913601

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------



        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended March 31, 1996

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             ----------------------

  For the transition period ______ to ______ Commission File Number 001-12746


                             ----------------------

                        SECURITY-CONNECTICUT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                   06-1383088
 (State of incorporation)               (I.R.S. Employer Identification Number)


                  20 Security Drive, Avon, Connecticut 06001
                   (Address of principal executive offices)


                                  (860) 677-8621
                          Registrant's telephone number



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes [ X ]  No [   ]


There were 8,552,818 shares outstanding of the Registrant's Common Stock, $.01 par value, as of May 7, 1996.

The exhibit index to this report is located on page 9.

                                  Page 1 of 11

==============================================================================

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1  Financial Statements (Unaudited)

        Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995..............................  3

        Consolidated Statements of Income -
         Three Months Ended March 31, 1996 and 1995........................  4

        Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1996 and 1995........................  5

        Notes to Consolidated Financial Statements.........................  6

Item 2  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  7



PART II - OTHER INFORMATION
- - ---------------------------

Item 6  Exhibits and Reports on Form 8-K...................................  9

        Signatures......................................................... 10

                        SECURITY-CONNECTICUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share data)

                                                       (Unaudited)
                                                        March 31,  December 31,
                                                       ----------- -----------
ASSETS                                                    1996         1995
                                                       ----------- -----------
  Investments:
    Securities available-for-sale at fair value:
      Fixed maturities (cost: 1996-$1,516,529;
        1995-$1,469,970).............................  $ 1,550,945 $ 1,564,576
      Equities (cost: 1996-$826; 1995-$3,435)........        1,930       6,331
  Mortgage loans on real estate......................      144,098     145,080
  Policy loans.......................................       73,781      73,916
  Other invested assets..............................        6,298       6,221
                                                       ----------- -----------
    Total investments................................    1,777,052   1,796,124
  Cash and invested cash.............................       20,099      29,753
  Deferred policy acquisition costs..................      371,868     335,821
  Premiums and fees receivable.......................        7,857       5,871
  Accrued investment income..........................       28,233      28,710
  Goodwill...........................................       21,331      21,557
  Property and equipment.............................        9,145       9,455
  Acquired insurance in-force........................        8,795       8,966
  Amounts recoverable from reinsurers................       38,599      34,974
  Other assets.......................................       29,380      10,188
                                                      ------------ -----------
    Total assets..................................... $  2,312,359 $ 2,281,419
                                                      ============ ===========



LIABILITIES
  Future policy benefits and claims.................. $  1,701,935 $ 1,682,364
  Contractholder funds...............................       55,385      49,978
  Long-term debt.....................................       75,000      65,000
  Federal income taxes payable.......................       30,287      38,178
  Dividends payable..................................        1,027       1,066
  Accrued expenses and other liabilities.............      105,614      87,470
  Deferred gain on sale/leasebacks...................        1,309       1,334
  Participating department equity....................        7,865       7,667
                                                      ------------ -----------
    Total liabilities................................    1,978,422   1,933,057

SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 per share; Authorized-
    10,000,000 shares; issued and outstanding - none
  Common stock, par value $0.01 per share; Authorized-
    50,000,000 shares; issued and outstanding-
    1996- 8,552,818 shares; 1995-8,555,994 shares....           86          86
  Paid-in capital....................................       82,402      82,405
  Deferred compensation..............................                     (379)
  Net unrealized gains on securities available-for-sale     12,786      35,748
  Retained earnings..................................      238,663     230,502
                                                      ------------ -----------
    Total shareholders' equity.......................      333,937     348,362
                                                      ------------ -----------
    Total liabilities and shareholders' equity....... $  2,312,359 $ 2,281,419
                                                      ============ ===========




               See notes to consolidated financial statements.

                        SECURITY-CONNECTICUT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share data)
                                                              (Unaudited)
                                                    Three Months ended March 31,
                                                         1996          1995
                                                      -----------  -----------
REVENUE
  Premiums........................................... $     14,042 $    18,144
  Insurance fees.....................................       33,900      30,667
  Net investment income..............................       33,533      31,630
  Realized gains (losses) on investments.............        4,135      (1,369)
  Other..............................................          159         725
                                                      ------------ -----------
    Total revenues...................................       85,769      79,797

BENEFITS AND EXPENSES
  Benefits and reserves..............................       49,425      54,197
  Insurance and other expenses.......................       22,118      20,322
  Participating department gain......................          198          64
                                                      ------------ -----------
    Total benefits and expenses......................       71,741      74,583
                                                      ------------ -----------

Income before federal income taxes...................       14,028       5,214

Federal income taxes.................................        4,815       1,705
                                                      ------------ -----------

NET INCOME........................................... $      9,213 $     3,509
                                                      ============ ===========



EARNINGS PER COMMON SHARE............................ $       1.07 $      0.41
                                                      ============ ===========



DIVIDENDS DECLARED PER COMMON SHARE.................. $       0.12 $      0.12
                                                      ============ ===========



Common stock and equivalents.........................    8,598,410   8,579,979
                                                      ============ ===========















               See notes to consolidated financial statements.

                        SECURITY-CONNECTICUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                             (Unaudited)
                                                    Three Months ended March 31,
                                                    ----------------------------
                                                          1996        1995
                                                      ----------- -----------
OPERATING ACTIVITIES
Net income........................................... $     9,213 $     3,509
Adjustments to reconcile net income to net cash used:
  Deferred policy acquisition costs:
    Amortization.....................................      11,111       9,325
    Deferral.........................................     (17,624)    (17,262)
  Decrease (increase) in accrued investment income...         477      (2,833)
  Increase in policy liabilities and contractholder
    funds............................................     (16,272)    (19,339)
  Increase (decrease) in federal income taxes........       4,465        (395)
  Net amortization of acquired insurance in-force
    and goodwill.....................................         396         407
  Increase in participating department equity........         198          64
  Decrease (increase) in amounts recoverable from
    reinsurers.......................................      (3,625)      4,437
  Decrease (increase) in premiums and fees receivable      (1,986)        187
  Realized (gain) loss on investments................      (4,135)      1,369
  Other..............................................       5,675        (194)
                                                      ----------- -----------
Net cash used in operating activities................     (12,107)    (20,725)

INVESTING ACTIVITIES
Fixed maturity securities available-for-sale:
  Purchases..........................................    (161,045)    (85,950)
  Sales..............................................      85,844      23,007
  Maturities.........................................      31,834       9,805
Purchases of other investments.......................        (571)         (5)
Sale or maturity of other investments................       6,252       8,568
Other................................................      (6,607)     (3,854)
                                                      ----------- -----------
Net cash used in investing activities................     (44,293)    (48,429)

FINANCING ACTIVITIES
Universal life and investment contract deposits......      64,180      68,593
Universal life and investment contract withdrawals...     (26,277)    (17,347)
Issuance of long-term debt...........................      75,000
Repayment of long-term debt..........................     (65,000)
Dividends to shareholders............................      (1,028)     (1,026)
Acquisition of treasury stock........................        (129)
                                                      ----------- -----------
Net cash provided by financing activities............      46,746      50,220
                                                      ----------- -----------

Net decrease in cash and invested cash...............      (9,654)    (18,934)

Cash and invested cash at beginning of period........      29,753      26,338
                                                      ----------- -----------

Cash and invested cash at end of period.............. $    20,099 $     7,404
                                                      =========== ===========







               See notes to consolidated financial statements.

                        SECURITY-CONNECTICUT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. Accounting Policies and Principles


Basis of Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accompanying financial information relates to the consolidated financial statements of Security-Connecticut Corporation (the "Company") and its wholly owned subsidiaries, Arrowhead Ltd. (a Bermuda insurance corporation) and
Security-Connecticut Life Insurance Company ("SCL") and SCL's wholly owned subsidiary, Lincoln Security Life Insurance Company ("LSL"). Significant intercompany transactions and balances have been eliminated.

Earnings Per Common Share

     Fully diluted earnings per common share are not presented as they are not materially different from primary earnings per common share.

2. Long-Term Debt

     On June 8, 1995, the Company registered $100 million of debt securities on Form S-3 with the Securities and Exchange Commission. The Company sold $75 million of medium term debt securities on March 1, 1996 and used $65 million of the net proceeds to repay the Term Note to Lincoln National Life Insurance
Company ("LNL"). The remainder of the proceeds have been used for general corporate purposes. The Fixed Rate Notes ("Notes") have an effective rate of 7.39% and are due March 1, 2003 and may not be redeemed prior to maturity. Interest on the Notes will be payable semiannually in arrears on March 1 and September 1 of each year, commencing on September 1, 1996.


3. Litigation

     The Company is involved in litigation concerning policy benefits, which seek both punitive and compensatory damages. Management believes these suits are substantially without merit, that valid defenses exist, and that the results of such litigation will not have a material adverse effect on the accompanying financial statements.

     In addition, the Company is involved in two class action lawsuits as follows:

     Zipf vs. Security-Connecticut Life Insurance Company, et al., Court of Common Pleas of Allegheny County, Pennsylvania.

     The complaint, seeking actual and punitive damages, alleges that SCL has a practice of misleading and/or misinforming policyholders on the basis of a policy rate class designation. Specifically, the plaintiff alleges that the "special non-smoker" designation leads policyholders to believe that they are being charged premiums based on a "superior" rate when the actual premiums are based on an "inferior, substandard or rated class."

     In June 1995, the Pennsylvania court ordered the case certified as a class action. The court later limited the class to Pennsylvania residents "who purchased life insurance policies from Security-Connecticut Life Insurance Company designated as 'Premium Rate Class Special Non-Smoker' on or after November 17, 1986." Seeking to pursue an interlocutory appeal as to the propriety of class certification, SCL filed a Petition for Review with the Pennsylvania Supreme Court on December 29, 1995. The petition was denied in March 1996. Management believes this suit is without merit and will continue to vigorously defend the action.

     Jacobson  vs.   Security-Connecticut  Life  Insurance  Company,   Security-
Connecticut Corporation and Lincoln National Life Insurance Company, Superior Court, Judicial District of Hartford/New Britain at Hartford, Connecticut.

     Plaintiffs filed a class action complaint in November 1995, seeking contractual damages, attorneys fees and the imposition of a constructive trust. Plaintiffs allege breach of contract, fraud and violation of Connecticut's Unfair Trade Practices Act. Plaintiffs claim that SCL improperly charged additional premiums to pay for the deferred acquisition cost tax incurred by defendants LNL and the Company. Management believes this suit is without merit and will vigorously defend the action.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- - ---------------------

Results of Operations

Three Months Ended March 31, 1996 compared to the Three Months Ended March 31, 1995.

     Premiums - Premiums decreased $4.1 million, or 22.6%, from $18.1 million in 1995 to $14.0 million in 1996 due principally to a decrease in single premium immediate annuity premiums of $3.1 million and an increase in ceded premiums under various reinsurance agreements of $3.1 million, partially offset by an increase in assumed reinsurance premiums of $2.4 million.

     The Company's first year annualized life premiums on new life insurance sales for individual life insurance increased 20.9%, from $11.1 million in 1995 to $13.4 million in 1996 primarily as a result of an increase in sales of recently introduced universal life and term products. Annualized annuity sales decreased $16.6 million or 56.0% from $29.6 million in 1995 to $13.0 million in 1996.

     Insurance Fees - Insurance fees, primarily mortality and expense assessments on universal life products increased $3.2 million, or 10.5%, from $30.7 million in 1995 to $33.9 million in 1996. The increase resulted primarily from the growth of insurance in-force, higher fees and aging of the in-force block.

     Net Investment Income - Net investment income increased $1.9 million, or 6.0%, from $31.6 million in 1995 to $33.5 million in 1996. This reflects the increase in the amount of invested assets, offset slightly by a lower effective yield on such assets. The effective yield on invested assets was 7.7% for 1996 compared with 7.9% for 1995.

     Realized Gains on Investments - Net realized gains on investments were $4.1 million in 1996 compared with realized losses of $1.4 million in 1995. The 1996 gains were the result of net realized capital gains of $4.8 million from the sale of investments, offset by increases in the reserve for losses of $0.2 million, and deferred policy acquisition costs ("DAC") associated with realized gains of $0.5 million. The 1995 losses were the result of net realized gains from the sale of investments of $0.4 million offset by increases in the reserve for losses of $1.5 million and DAC associated with realized gains of $0.3 million.

     Other - Other revenue decreased $0.5 million from $0.7 million in 1995 to $0.2 million in 1996 due primarily to the reimbursement of legal expenses from the Company's professional liability insurance policies in 1995.

     Benefits and Reserves - Benefits and reserves decreased $4.8 million, or 8.8%, from $54.2 million in 1995 to $49.4 million in 1996. The Company's life claim experience for 1996 was favorable compared to first quarter 1995 by $2.8 million. However, life claim experience was slightly worse than expected. Total benefits for 1996 included $1.6 million of assumed claims and higher annuity benefits compared to first quarter 1995 by $0.7 million. Policy reserves and other fund deposits decreased $5.1 million from $6.5 million in 1995 to $1.4 million in 1996 due primarily to decreased single premium annuity sales.

     Insurance and Other Expenses - Insurance and other expenses increased $1.8 million, or 8.8%, from $20.3 million in 1995 to $22.1 million in 1996. Commissions, net of deferral and amortization of DAC, increased $1.1 million, or 15.6%, from $7.4 million in 1995 to $8.5 million in 1996. General administrative and other operating costs, net of DAC, increased $0.6 million, or 5.0%, from $13.0 million in 1995 to $13.6 million in 1996 primarily due to the recognition of an additional $0.3 million of deferred compensation expense relating to the repayment of the Term Note.

     Federal Income Taxes - Federal income taxes increased $3.1 million from $1.7 million in 1995 to $4.8 million in 1996. This was primarily due to higher pre-tax operating income. The effective tax rate was 34.3% in 1996 compared to 32.7% in 1995.

Liquidity and Capital Resources

     Security-Connecticut Corporation is a holding company whose principal assets are Arrowhead Ltd. and SCL and its wholly owned insurance subsidiary. The Company is dependent on receiving dividends from SCL and Arrowhead Ltd. to pay operating expenses, meet debt service payments and make dividend payments to its shareholders. The dividends from SCL are subject to certain statutory limitations.

     Cash flow from SCL's insurance operations consists primarily of its contractual obligations to policyholders and annuitants and its payment of dividends to the Company. The primary source of meeting these contractual requirements is investment income from its total investment portfolio, scheduled maturities from its available-for-sale fixed maturity security portfolio, and principal repayments from its mortgage portfolio, as well as a portion of premium income.

     To provide for additional liquidity to meet normal variations in contract obligations, the Company maintains cash and short-term investments, a revolving credit facility and a significant portion (82.5% at March 31, 1996) of its fixed maturity portfolio in readily marketable public debt securities. The Company believes that its liquidity needs are adequately met with the aforementioned investment policies, combined with the contractual terms of its life insurance and annuity products.

     The Company has entered into several interest rate cap agreements as a hedge against rising interest rates in its SPDA investment portfolio. As of March 31, 1996, these agreements established cap rates ranging from 7.87% to 12.5% on notional principal of $410 million with termination dates through 2001. The aggregate cost of $2.5 million is being amortized to net investment income over the effective life of the caps. These investments are reported as fixed maturity securities and classified as available-for-sale and are carried at fair value ($1.5 million at March 31, 1996) with unrealized gains and losses reported in shareholders' equity. The Company is exposed to credit loss in the event of non-performance by counterparties on the caps. Due to the high quality rating of the counterparties, the Company does not anticipate non-performance by any of the counterparties. The amount of such exposure is approximately the unrealized gain in such contracts as interest rates rise.

     The Company does not believe that inflation has had a material effect on its consolidated results of operations. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline (as was the case in 1995), the Company's fixed maturity investments generally will increase in market value, while net investment income may decrease as fixed maturity investments mature or are sold and proceeds are reinvested at the declining rates. If interest rates increase (as was the case in 1994), the Company's fixed maturity investments generally will decrease in market value, while net investment income may increase as fixed maturity investments mature or are sold and proceeds are reinvested at the increased rates.

     Interest rate changes may have temporary effects on the sale and profitability of the universal life and annuity products offered by the Company. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by the Company's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the rate credited to holders of its universal life and annuity products. As part of the Company's management of interest spreads, the Company constantly monitors interest rates with respect to a spectrum of durations and sells policies and annuities that permit flexible responses to interest rate changes.


Part II - Other Information
- - ---------------------------

ITEMS 1, 2, 3, 4, and 5 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

  a.) Exhibit 12.01 Calculation of ratio of earnings to fixed charges, page 11.

  b.) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        SECURITY-CONNECTICUT CORPORATION
                                  (Registrant)


Date: May 7, 1996                   /s/Ronald D. Jarvis
      -----------------             ---------------------------------------
                                    Ronald D. Jarvis,  Chairman, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer); Director



Date: May 7, 1996                   /s/Robert J. Voight
      -----------------             ---------------------------------------
                                    Robert J. Voight, Senior Vice President,
                                    Financial Management
                                    (Principal Financial Officer)



Date: May 7, 1996                   /s/Richard D. Mocarski
      -----------------             ---------------------------------------
                                    Richard D. Mocarski,  Vice President,
                                    Controller and Treasurer
                                    (Principal Accounting Officer)