Form 10-Q
period 1996-06-30
SECURITY CONNECTICUT CORP
filed 1996-08-06
CIK 913601

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------



        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended June 30, 1996

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


There were 8,556,204 shares outstanding of the Registrant's Common Stock, $.01 par value, as of August 2, 1996.

The exhibit index to this report is located on page 11.

                                  Page 1 of 13

==============================================================================

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1  Financial Statements (Unaudited)

        Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995...............................  3

        Consolidated Statements of Income -
         Three and six Months Ended June 30, 1996 and 1995.................  4

        Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1996 and 1995...........................  5

        Notes to Consolidated Financial Statements.........................  6

Item 2  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  7



PART II - OTHER INFORMATION
- ---------------------------

Item 4  Submission of Matters to a vote of Security Holders................ 11

Item 6  Exhibits and Reports on Form 8-K................................... 11

        Signatures......................................................... 12


                        SECURITY-CONNECTICUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                       (Unaudited)
                                                         June 30,   December 31,
                                                           1996         1995
                                                       ------------ ------------
ASSETS
  Investments:
    Securities available-for-sale at fair value:
      Fixed maturity securities (cost:1996-$1,534,298;
        1995-$1,469,970)                               $  1,545,822 $  1,564,576
      Equity securities (cost:1996-$463; 1995-$3,435)           510        6,331
  Mortgage loans on real estate                             138,817      145,080
  Policy loans                                               74,253       73,916
  Other invested assets                                       6,529        6,221
                                                       ------------ ------------
    Total investments                                     1,765,931    1,796,124
  Cash and invested cash                                     21,064       29,753
  Deferred policy acquisition costs                         388,060      335,821
  Premiums and fees receivable                                7,856        5,871
  Accrued investment income                                  30,105       28,710
  Goodwill                                                   21,105       21,557
  Property and equipment                                      8,930        9,455
  Acquired insurance in-force                                 8,625        8,966
  Amounts recoverable from reinsurers                        36,953       34,974
  Other assets                                                9,815       10,188
                                                       ------------ ------------
    Total assets                                       $  2,298,444 $  2,281,419
                                                       ============ ============
LIABILITIES
  Future policy benefits and claims                    $  1,714,319 $  1,682,364
  Contractholder funds                                       57,197       49,978
  Long-term debt                                             75,000       65,000
  Federal income taxes payable                               19,114       38,178
  Dividends payable                                           1,026        1,066
  Accrued expenses and other liabilities                     89,054       87,470
  Deferred gain on sale/leasebacks                            1,284        1,334
  Participating department equity                             7,895        7,667
                                                       ------------ ------------
    Total liabilities                                     1,964,889    1,933,057

SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 per share;
    Authorized-10,000,000 shares;
    issued and outstanding - none
  Common stock, par value $0.01 per share;
    Authorized-50,000,000 shares;
    issued and outstanding-1996-8,553,685
    shares; 1995-8,556,903 shares                                86           86
  Paid-in capital                                            82,423       82,405
  Deferred compensation                                                     (379)
  Net unrealized gains on securities available-for-sale       2,947       35,748
  Retained earnings                                         248,099      230,502
                                                       ------------ ------------
    Total shareholders' equity                              333,555      348,362
                                                       ------------ ------------
    Total liabilities and shareholders' equity         $  2,298,444 $  2,281,419
                                                       ============ ============




                See notes to consolidated financial statements.

                                      -3-


                        SECURITY-CONNECTICUT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                            (Unaudited)                   (Unaudited)
                                        Three Months ended             Six Months ended
                                    --------------------------    -------------------------
                                             June 30,                      June 30,
                                    --------------------------    -------------------------
                                       1996           1995            1996          1995
                                    -----------    -----------    -----------   -----------
REVENUE
  Premiums                          $    15,061    $    16,909    $    29,103   $    35,053
  Insurance fees                         34,658         31,055         68,558        61,722
  Net investment income                  34,003         33,410         67,536        65,040
  Realized gains on investments           3,244          1,917          7,379           548
  Other                                     122            110            281           835
                                    -----------    -----------    -----------   -----------
    Total revenue                        87,088         83,401        172,857       163,198

BENEFITS AND EXPENSES
  Benefits and reserves                  46,949         50,766         96,374       104,963
  Insurance and other expenses           24,022         20,535         46,140        40,857
  Participating department gain              30            (30)           228            34
                                    -----------    -----------    -----------   -----------
    Total benefits and expenses          71,001         71,271        142,742       145,854

Income before federal income taxes       16,087         12,130         30,115        17,344

Federal income taxes                      5,625          4,125         10,440         5,830
                                    -----------    -----------    -----------   -----------

NET INCOME                          $    10,462    $     8,005    $    19,675   $    11,514
                                    ===========    ===========    ===========   ===========



EARNINGS PER COMMON SHARE           $      1.21    $      0.93    $      2.29   $      1.34
                                    ===========    ===========    ===========   ===========


DIVIDENDS DECLARED PER
  COMMON SHARE                      $      0.12    $      0.12    $      0.24   $      0.24
                                    ===========    ===========    ===========   ===========


Common stock and equivalents          8,614,340      8,584,348      8,605,188     8,580,719




                See notes to consolidated financial statements.

                                      -4-


                        SECURITY-CONNECTICUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       (Unaudited)
                                                                Six Months ended June 30,
                                                                ------------------------
                                                                    1996        1995
                                                                -----------  -----------
OPERATING ACTIVITIES
Net income                                                      $    19,675  $    11,514
Adjustments to reconcile net income to net cash used:
   Deferred policy acquisition costs:
     Amortization                                                    19,844       18,056
     Deferral                                                       (32,773)     (34,436)
   Increase in accrued investment income                             (1,395)      (2,144)
   Decrease in policy liabilities and contractholder funds          (37,330)     (25,339)
   Decrease in federal income taxes                                  (1,402)      (3,270)
   Net amortization of acquired insurance in-force and goodwill         793          815
   Increase in participating department equity                          228           34
   Decrease (increase) in amounts recoverable from reinsurers        (1,979)      10,439
   Increase in premiums and fees receivable                          (1,985)        (619)
   Realized gain on investments                                      (7,379)        (548)
   Other                                                              3,549       (2,055)
                                                                -----------  -----------
Net cash used in operating activities                               (40,154)     (27,553)

INVESTING ACTIVITIES
Fixed maturity securities available-for-sale:
  Purchases                                                        (231,440)    (171,981)
  Sales                                                             125,175       64,215
  Maturities                                                         45,794       25,644
Equity securities:
  Purchases                                                            (706)        (143)
  Sales                                                               7,115
Purchases of other investments                                         (847)      (2,409)
Sale or maturity of other investments                                 7,209        9,190
Other                                                                (1,214)       7,345
                                                                -----------  -----------
Net cash used in investing activities                               (48,914)     (68,139)

FINANCING ACTIVITIES
Universal life and investment contract deposits                     123,768      123,185
Universal life and investment contract withdrawals                  (51,668)     (33,246)
Issuance of long-term debt                                           75,000
Repayment of long-term debt                                         (65,000)
Dividends to shareholders                                            (2,054)      (2,051)
Issuance of common stock                                                123          200
Acquisition of treasury stock                                          (129)
Other cash provided                                                     339          185
                                                                -----------  -----------
Net cash provided by financing activities                            80,379       88,273
                                                                -----------  -----------

Net decrease in cash and invested cash                               (8,689)      (7,419)

Cash and invested cash at beginning of period                        29,753       26,338
                                                                -----------  -----------

Cash and invested cash at end of period                         $    21,064  $    18,919
                                                                ===========  ===========




                See notes to consolidated financial statements.

                        SECURITY-CONNECTICUT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Accounting Policies and Principles

Basis of Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accompanying financial information relates to the consolidated financial statements of Security-Connecticut Corporation (the "Company") and its wholly owned subsidiaries, Arrowhead Ltd. (a Bermuda insurance corporation) and
Security-Connecticut Life Insurance Company ("SCL") and SCL's wholly owned subsidiary, Lincoln Security Life Insurance Company ("LSL"). Significant intercompany transactions and balances have been eliminated.

Earnings Per Common Share

     Fully diluted earnings per common share are not presented as they are not materially different from primary earnings per common share.

2.   Long-Term Debt

     On June 8, 1995, the Company registered $100 million of debt securities on Form S-3 with the Securities and Exchange Commission. The Company sold $75 million of medium term debt securities on March 1, 1996 and used $65 million of the net proceeds to repay the Term Note to Lincoln National Life Insurance
Company ("LNL"). The remainder of the proceeds have been used for general corporate purposes. The Fixed Rate Notes ("Notes") have an effective rate of 7.39% and are due March 1, 2003 and may not be redeemed prior to maturity. Interest on the Notes will be payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 1996.

3.   Litigation

     The Company is involved in litigation concerning policy terms and benefits, which seek both punitive and compensatory damages. Management believes these suits are substantially without merit, that valid defenses exist, and that the results of such litigation will not have a material adverse effect on the accompanying financial statements.

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

     In June 1995, the Pennsylvania court ordered the case certified as a class action. The court later limited the class to Pennsylvania residents "who purchased life insurance policies from Security-Connecticut Life Insurance Company designated as 'Premium Rate Class Special Non-Smoker' on or after November 17, 1986." SCL has filed a motion for revocation of class certification; oral argument is scheduled for August 96. Management believes this suit is without merit and will continue to vigorously defend the action.

     Jacobson vs. Security-Connecticut Life Insurance Company, Security-Connecticut Corporation and Lincoln National Life Insurance Company, Superior Court, Judicial District of Hartford/New Britain at Hartford, Connecticut.

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 1996 compared to Six Months Ended June 30, 1995.

     Premiums - Premiums decreased $5.9 million, or 17.0%, from $35.1 million in 1995 to $29.1 million in 1996 due principally to a decrease in single premium immediate annuity premiums of $6.4 million and an increase in ceded premiums under various reinsurance agreements of $7.7 million, partially offset by an increase in term insurance premiums of $3.9 million and assumed reinsurance premiums of $5.0 million.

     The Company's first year annualized life premiums on new individual life insurance sales for 1996 increased $4.6 million or 20.1% to $27.2 million from $22.6 million in 1995 primarily as a result of an increase in term and universal life sales. Annualized annuity sales decreased $28.7 million or 51.3% from $55.9 million in 1995 to $27.2 million in 1996 due primarily to the low interest rate environment, flat yield curve, and the Company's decision to maintain its pricing structure on such products.

     Insurance Fees - Insurance fees increased $6.8 million, or 11.1%, from $61.7 million in 1995 to $68.5 million in 1996, reflecting primarily an increase in the mortality and expense assessments on universal life products. The assessment increases resulted primarily from the growth of insurance in-force, higher fees and aging of the in-force block of business.

     Net Investment Income - Net investment income increased $2.5 million, or 3.8%, from $65.0 million in 1995 to $67.5 million in 1996. This reflects the increase in the amount of invested assets offset by a lower effective yield on such assets. The effective yield on invested assets was 7.7% for 1996 compared with 8.0% for 1995.

     Realized Gains on Investments - Net realized gains on investments were $7.4 million in 1996 compared with $0.5 million in 1995. The 1996 gains were the result of net realized capital gains of $8.2 million from the sale of investments offset by increases in the reserve for losses of $0.2 million and deferred policy acquisition costs ("DAC") associated with realized gains of $0.6 million. The 1995 gains were the result of net realized gains from the sale of investments of $2.7 million offset by increases in the reserve for losses of $1.8 million and DAC associated with realized gains of $0.4 million.

     Benefits and Reserves - Benefits and reserves decreased $8.6 million, or 8.2%, from $105.0 million in 1995 to $96.4 million in 1996. Life and annuity benefits decreased $3.8 million, or 7.4%, from $50.5 million in 1995 to $46.7 million in 1996. The Company's life claim experience for 1996 was better than plan by $1.4 million, or approximately $0.11 per share, after tax and was approximately $5.1 million less than 1995. Policy reserves and other fund deposits decreased $5.0 million from $10.3 million in 1995 to $5.3 million in 1996 due primarily to decreased single premium annuity sales.

     Insurance and Other Expenses - Insurance and other expenses increased $5.3 million, or 12.9%, from $40.8 million in 1995 to $46.1 million in 1996. Commissions, net of deferral, and amortization of DAC increased $2.2 million, or 14.7%, from $14.8 million in 1995 to $17.0 million in 1996 primarily due to increased amortization on annuity business in-force. General administrative and other operating costs, net of DAC, increased $3.1 million, or 11.9%, from $26.0 million in 1995 to $29.1 million in 1996 primarily due to higher staff related expenses as a result of a growth in sales and increased data processing expenses.

     Federal Income Taxes - Federal income taxes increased $4.6 million from $5.8 million in 1995 to $10.4 million in 1996. This was primarily due to higher pre-tax income. The effective tax rate was 34.7% in 1996 compared to 33.6% in 1995.


Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1995.

     Premiums - Premiums decreased $1.8 million, or 10.9%, from $16.9 million in 1995 to $15.1 million in 1996 due principally to a decrease in single premium immediate annuity premiums of $3.2 million and an increase in ceded premiums under various reinsurance agreements of $3.8 million, partially offset by an increase in term insurance premiums of $1.9 million and assumed reinsurance premiums of $2.6 million.

     The Company's first year annualized life premiums on new life insurance sales for individual life insurance increased $2.2 million, or 19.4%, from $11.6 million in 1995 to $13.8 million in 1996. This was primarily the result of an increase in term and universal life sales. Annualized annuity sales decreased $12.1 million, or 45.9%, from $26.3 million in 1995 to $14.2 million in 1996 due primarily to the low interest rate environment, flat yield curve, and the Company's decision to maintain its pricing structure on such products.

     Insurance Fees - Insurance fees increased $3.6 million, or 11.6%, from $31.1 million in 1995 to $34.7 million in 1996, reflecting primarily an increase in the mortality and expense assessments on universal life products. The assessment increases resulted primarily from the growth of insurance in-force, higher fees and aging of the in-force block of business.

     Net Investment Income - Net investment income increased $0.6 million, or 1.8%, from $33.4 million in 1995 to $34.0 million in 1996. This reflects the growth in invested assets offset by a lower effective yield on such assets. The effective yield on invested assets was 7.7% for 1996 compared with 8.1% for 1995.

     Realized Gains on Investments - Net realized gains on investments were $3.3 million in 1996 compared with $1.9 million in 1995. In 1996, the Company realized a net gain of $3.3 million resulting from the sale of investments. The 1995 gains were the result of net realized capital gains of $2.3 million from the sale of investments, offset by increases in reserves for losses of $0.3 million and DAC associated with realized gains of $0.1 million.

     Benefits and Reserves - Benefits and reserves decreased $3.8 million, or 7.5%, from $50.8 million in 1995 to $47.0 million in 1996. Life and annuity benefits decreased $3.8 million, or 15.1%, from $24.9 million in 1995 to $21.1 million in 1996. The Company's life claim experience for 1996 was below plan by $2.3 million, or approximately $0.17 per share, after tax and $2.4 million less than the same period in 1995.

     Insurance and Other Expenses - Insurance and other expenses increased $3.5 million, or 17.0%, from $20.5 million in 1995 to $24.0 million in 1996. Commissions, net of deferral, and amortization of DAC increased $1.0 million, or 13.9%, from $7.5 million in 1995 to $8.5 million in 1996. General administrative and other operating costs, net of deferral and amortization of DAC, increased $2.5 million, or 18.7%, from $13.0 million in 1995 to $15.5 million in 1996 primarily due to an increase in staff related expenses as a result of a growth in sales and higher legal costs.

     Federal Income Taxes - Federal income taxes increased $1.5 million from $4.1 million in 1995 to $5.6 million in 1996 due to higher pre-tax earnings. The effective tax rate was 35.0% for 1996 compared to 34.0% for 1995.

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

     Cash flow from SCL's insurance operations consists primarily of its contractual obligations to policyholders and annuitants and its payment of dividends to the Company. The primary source of meeting these contractual requirements is investment income from its total investment portfolio, scheduled maturities from its available-for-sale fixed maturity security portfolio, and principal repayment from its mortgage portfolio, as well as a portion of premium income.

     To provide for additional liquidity to meet normal variations in contract obligations, the Company maintains cash and short-term investments, a revolving credit facility and a significant portion (77.4% at June 30, 1996) of its fixed maturity portfolio in investment grade public debt securities. The Company believes that its liquidity needs are adequately met with the aforementioned investment policies, combined with the contractual terms of its life insurance and annuity products.

     The Company has entered into several interest rate cap agreements as a hedge against rising interest rates in its SPDA investment portfolio. As of June 30, 1996, these agreements established cap rates ranging from 7.1% to 12.5% on notional principal of $460 million with termination dates through 2001. The aggregate cost of $3.0 million is being amortized to net investment income over the effective life of the caps. These investments are reported as fixed maturity securities and classified as available-for-sale and are carried at fair value ($1.8 million at June 30, 1996) with unrealized gains and losses reported in shareholders' equity. The Company is exposed to credit loss in the event of non-performance by counterparties on the caps. Due to the high quality rating of the counterparties, the Company does not anticipate non-performance by any of the counterparties. The amount of such exposure is approximately the unrealized gain in such contracts as interest rates rise.

     The Company does not believe that inflation has had a material effect on its consolidated results of operations. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed-maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline (as was the case in 1995), the Company's fixed-maturity investments generally will increase in market value, while net investment income may decrease as fixed-maturity investments mature or are sold and proceeds are reinvested at the declining rates. If interest rates increase (as was the case in 1994), the Company's fixed-maturity investments generally will decrease in market value, while net investment income may increase as fixed maturity investments mature or are sold and proceeds are reinvested at the increased rates.

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



Part II - Other Information

ITEMS 1, 2, 3 and 5 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1996 Annual Meeting of the Shareholders of the Company was held on Thursday, May 16, 1996. At such meeting, the following individuals were elected to serve, and consented to so serve, as Class III directors of the Company (with a term expiring in 1999): Mr. Daniel E. Flynn and Mr. John E. Silliman (7,744,901 shares voted for; 5,630 shares voted against; no shares abstaining). Messrs. Ronald D. Jarvis and Harvey S. Levenson will continue as Class I directors of the Company until their terms expire in 1997. J. Michael Divney will continue as a Class II director of the Company until his term expires in 1998. In addition, the Company's shareholders ratified the appointment of Ernst & Young LLP as independent public accountants for the Company for its fiscal year ending December 31, 1996 (7,737,252 shares voted for; 6,373 shares voted against; 6,905 shares abstaining, 1 share no vote).



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.) Exhibit 12.01 Calculation of ratios of earnings to fixed charges,  Page
         13.

     b.) The Company did not file any reports on Form 8-K during the six months ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        SECURITY-CONNECTICUT CORPORATION
                                  (Registrant)


Date: August 6, 1996                /s/Ronald D. Jarvis
      -----------------             ---------------------------------------
                                    Ronald D. Jarvis,  Chairman, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer); Director



Date: August 6, 1996                /s/Robert J. Voight
      -----------------             ---------------------------------------
                                    Robert J. Voight, Senior Vice President,
                                    Financial Management
                                    (Principal Financial Officer)



Date: August 6, 1996                /s/Richard D. Mocarski
      -----------------             ---------------------------------------
                                    Richard D. Mocarski,  Vice President,
                                    Controller and Treasurer
                                    (Principal Accounting Officer)