Form 10-Q
period 1996-09-30
SECURITY CONNECTICUT CORP
filed 1996-11-05
CIK 913601

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------



        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended September 30, 1996

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


There were 8,559,844 shares outstanding of the Registrant's Common Stock, $.01 par value, as of November 1, 1996.

The exhibit index to this report is located on page 10.

                                  Page 1 of 12

==============================================================================

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1  Financial Statements (Unaudited)

        Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995..........................  3

        Consolidated Statements of Income -
         Three and Nine Months Ended September 30, 1996 and 1995...........  4

        Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995.....................  5

        Notes to Consolidated Financial Statements.........................  6

Item 2  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  7



PART II - OTHER INFORMATION
---------------------------

Item 5  Other Information.................................................. 10

Item 6  Exhibits and Reports on Form 8-K................................... 10

        Signatures......................................................... 11


                        SECURITY-CONNECTICUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                       (Unaudited)
                                                       September 30,December 31,
                                                           1996         1995
                                                       ------------ ------------
ASSETS
  Investments:
    Securities available-for-sale at fair value:
      Fixed maturity securities (cost:1996-$1,529,691;
        1995-$1,469,970)                               $  1,541,987 $  1,564,576
      Equity securities (cost:1996-$1,501; 1995-$3,435)       1,545        6,331
  Mortgage loans on real estate                             133,277      145,080
  Policy loans                                               74,206       73,916
  Other invested assets                                       6,806        6,221
                                                       ------------ ------------
    Total investments                                     1,757,821    1,796,124
  Cash and invested cash                                     41,923       29,753
  Deferred policy acquisition costs                         393,158      335,821
  Premiums and fees receivable                                7,782        5,871
  Accrued investment income                                  31,597       28,710
  Goodwill                                                   20,879       21,557
  Property and equipment                                      8,611        9,455
  Acquired insurance in-force                                 8,455        8,966
  Amounts recoverable from reinsurers                        41,044       34,974
  Other assets                                                9,759       10,188
                                                       ------------ ------------
    Total assets                                       $  2,321,029 $  2,281,419
                                                       ============ ============
LIABILITIES
  Future policy benefits and claims                    $  1,727,787 $  1,682,364
  Contractholder funds                                       58,575       49,978
  Long-term debt                                             75,000       65,000
  Federal income taxes payable                               16,198       38,178
  Dividends payable                                           1,027        1,066
  Accrued expenses and other liabilities                     91,923       87,470
  Deferred gain on sale/leasebacks                            1,259        1,334
  Participating department equity                             7,928        7,667
                                                       ------------ ------------
    Total liabilities                                     1,979,697    1,933,057

SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 per share;
    Authorized-10,000,000 shares;
    issued and outstanding - none
  Common stock, par value $0.01 per share;
    Authorized-50,000,000 shares;
    issued and outstanding-1996-8,564,626
    shares less 4,782 treasury shares;
    1995-8,556,903 shares                                        86           86
  Paid-in capital                                            82,558       82,405
  Deferred compensation                                                     (379)
  Net unrealized gains on securities available-for-sale       3,214       35,748
  Retained earnings                                         255,474      230,502
                                                       ------------ ------------
    Total shareholders' equity                              341,332      348,362
                                                       ------------ ------------
    Total liabilities and shareholders' equity         $  2,321,029 $  2,281,419
                                                       ============ ============




                See notes to consolidated financial statements.

                                      -3-


                        SECURITY-CONNECTICUT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                            (Unaudited)                   (Unaudited)
                                        Three Months Ended            Nine Months Ended
                                    --------------------------    -------------------------
                                          September 30,                 September 30,
                                    --------------------------    -------------------------
                                       1996           1995            1996          1995
                                    -----------    -----------    -----------   -----------
REVENUE
  Premiums                          $    15,857    $    17,225    $    44,960   $    52,278
  Insurance fees                         34,014         31,511        102,572        93,233
  Net investment income                  34,056         32,565        101,592        97,605
  Realized gains on investments             528            737          7,907         1,285
  Other                                     292            300            573         1,135
                                    -----------    -----------    -----------   -----------
    Total revenue                        84,747         82,338        257,604       245,536

BENEFITS AND EXPENSES
  Benefits and reserves                  49,013         49,725        145,387       154,688
  Insurance and other expenses           23,427         20,817         69,567        61,674
  Participating department gain              33             27           261             61
                                    -----------    -----------    -----------   -----------
    Total benefits and expenses          72,473         70,569        215,215       216,423
                                    -----------    -----------    -----------   -----------

Income before federal income taxes       12,274         11,769         42,389        29,113

Federal income taxes                      3,872          3,999         14,312         9,829
                                    -----------    -----------    -----------   -----------

NET INCOME                          $     8,402    $     7,770    $    28,077   $    19,284
                                    ===========    ===========    ===========   ===========



EARNINGS PER COMMON SHARE           $      0.97    $      0.90    $      3.26   $      2.25
                                    ===========    ===========    ===========   ===========


DIVIDENDS DECLARED PER
  COMMON SHARE                      $      0.12    $      0.12    $      0.36   $      0.36
                                    ===========    ===========    ===========   ===========


Common stock and equivalents          8,628,955      8,600,625      8,613,572     8,587,394




                See notes to consolidated financial statements.

                                      -4-


                        SECURITY-CONNECTICUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       (Unaudited)
                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                    1996        1995
                                                                -----------  -----------
OPERATING ACTIVITIES
Net income                                                      $    28,077  $    19,284
Adjustments to reconcile net income to net cash used:
   Deferred policy acquisition costs:
     Amortization                                                    28,167       26,654
     Deferral                                                       (46,321)     (50,422)
   Increase in accrued investment income                             (2,887)      (1,259)
   Decrease in policy liabilities and contractholder funds          (49,409)     (40,397)
   Decrease in federal income taxes                                  (4,463)      (5,966)
   Net amortization of acquired insurance in-force and goodwill       1,189        1,222
   Increase in participating department equity                          261           61
   Decrease (increase) in amounts recoverable from reinsurers        (6,070)       4,040
   Decrease (increase) in premiums and fees receivable               (1,911)       3,866
   Realized gain on investments                                      (7,907)      (1,285)
   Other                                                              1,196       (3,229)
                                                                -----------  -----------
Net cash used in operating activities                               (60,078)     (47,431)

INVESTING ACTIVITIES
Fixed maturity securities available-for-sale:
  Purchases                                                        (285,936)    (364,928)
  Sales                                                             146,300      162,032
  Maturities                                                         83,881       80,970
Equity securities:
  Purchases                                                          (1,768)      (1,458)
  Sales                                                               7,145
Purchases of other investments                                       (1,080)      (3,738)
Sale or maturity of other investments                                13,057       12,537
Other                                                                 4,199       25,271
                                                                -----------  -----------
Net cash used in investing activities                               (34,202)     (89,314)

FINANCING ACTIVITIES
Universal life and investment contract deposits                     186,104      196,699
Universal life and investment contract withdrawals                  (87,041)     (61,698)
Issuance of long-term debt                                           75,000
Repayment of long-term debt                                         (65,000)
Dividends to shareholders                                            (3,081)      (3,078)
Issuance of common stock                                                258          200
Acquisition of treasury stock                                          (129)
Other cash provided                                                     339          278
                                                                -----------  -----------
Net cash provided by financing activities                           106,450      132,401
                                                                -----------  -----------

Net increase (decrease) in cash and invested cash                    12,170       (4,344)

Cash and invested cash at beginning of period                        29,753       26,338
                                                                -----------  -----------

Cash and invested cash at end of period                         $    41,923  $    21,994
                                                                ===========  ===========




                See notes to consolidated financial statements.

                                      -5-

                        SECURITY-CONNECTICUT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Accounting Policies and Principles

Basis of Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accompanying financial information relates to the consolidated financial statements of Security-Connecticut Corporation (the "Company") and its wholly owned subsidiaries, Arrowhead Ltd. (a Bermuda insurance corporation) and
Security-Connecticut Life Insurance Company ("SCL") and SCL's wholly owned subsidiary, Lincoln Security Life Insurance Company ("LSL"). Significant intercompany transactions and balances have been eliminated.

Earnings Per Common Share

     Fully diluted earnings per common share are not presented as they are not materially different from primary earnings per common share.

2.   Long-Term Debt

     On June 8, 1995, the Company registered $100 million of debt securities on Form S-3 with the Securities and Exchange Commission. The Company sold $75 million of medium term debt securities on March 1, 1996 and used $65 million of the net proceeds to repay the Term Note to Lincoln National Life Insurance
Company ("LNL"). The remainder of the proceeds have been used for general corporate purposes. The Fixed Rate Notes ("Notes") have an effective rate of 7.39% and are due March 1, 2003 and may not be redeemed prior to maturity. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year. Interest payments began on September 1, 1996.


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

     In June 1995, the Pennsylvania court ordered the case certified as a class action. The court later limited the class to Pennsylvania residents "who purchased life insurance policies from Security-Connecticut Life Insurance Company designated as 'Premium Rate Class Special Non-Smoker' on or after November 17, 1986." SCL has filed a motion for revocation of class certification. Management believes this suit is without merit and will continue to vigorously defend the action.

     Jacobson vs. Security-Connecticut Life Insurance Company, Security-Connecticut Corporation and Lincoln National Life Insurance Company, Superior Court, Judicial District of Hartford/New Britain at Hartford, Connecticut.

     Plaintiffs filed a class action complaint in November 1995, seeking contractual damages, attorneys' fees and the imposition of a constructive trust. Plaintiffs allege breach of contract, fraud and violation of Connecticut's Unfair Trade Practices Act. Plaintiffs claim that SCL improperly charged additional premiums to pay for the deferred acquisition cost tax incurred by defendants LNL and the Company. Management believes this suit is without merit and will vigorously defend the action.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 1996 compared to Nine Months Ended September 30, 1995.

     Premiums - Premiums decreased $7.3 million, or 14.0%, from $52.3 million in 1995 to $45.0 million in 1996 due principally to a decrease in single premium immediate annuity premiums of $8.4 million and an increase in ceded premiums under various reinsurance agreements of $12.5 million, partially offset by an increase in term insurance premiums of $7.1 million and assumed reinsurance premiums of $7.1 million.

     The Company's first year annualized life premiums on new individual life insurance sales for 1996 increased $5.8 million or 17.5% to $39.5 million from $33.7 million in 1995 primarily as a result of an increase in term and universal life sales. Annualized annuity sales decreased $37.4 million or 48.0% from $77.9 million in 1995 to $40.5 million in 1996 due primarily to the Company's decision to maintain its pricing structure on such products.

     Insurance Fees - Insurance fees increased $9.4 million, or 10.0%, from $93.2 million in 1995 to $102.6 million in 1996, reflecting primarily an increase in the mortality and expense assessments on universal life products. The assessment increases resulted primarily from the growth of insurance in-force, higher fees and aging of the in-force block of business.

     Net Investment Income - Net investment income increased $4.0 million, or 4.1%, from $97.6 million in 1995 to $101.6 million in 1996. This reflects the increase in the cost basis of invested assets offset by a slightly lower effective yield on such assets. The effective yield on invested assets was 7.7% for 1996 compared with 7.9% for 1995.

     Realized Gains on Investments - Net realized gains on investments were $7.9 million in 1996 compared with $1.3 million in 1995. The 1996 gains were the result of net realized capital gains of $8.3 million from the sale of investments offset by increases in the reserve for losses of $0.1 million and deferred policy acquisition costs ("DAC") associated with realized gains of $0.3 million. The 1995 gains were the result of net realized gains from the sale of investments of $6.4 million offset by increases in the reserve for losses of $2.4 million and DAC associated with realized gains of $2.7 million.

     Benefits and Reserves - Benefits and reserves decreased $9.3 million, or 6.0%, from $154.7 million in 1995 to $145.4 million in 1996. Life and annuity benefits decreased $1.1 million, or 1.5%, from $72.5 million in 1995 to $71.4 million in 1996. The Company's life claim experience for 1996 was better than plan by $0.5 million, or approximately $0.04 per share, after tax and was approximately $2.0 million less than 1995. Policy reserves and other fund deposits decreased $7.5 million from $15.2 million in 1995 to $7.7 million in 1996 due primarily to decreased single premium annuity sales. Interest credited to policyholders decreased $1.0 million or 1.6%, from $65.0 million in 1995 to $64.0 million in 1996.

     Insurance and Other Expenses - Insurance and other expenses increased $7.9 million, or 12.8%, from $61.7 million in 1995 to $69.6 million in 1996. Commissions, net of deferral and amortization of DAC increased $3.4 million, or 15.5%, from $22.2 million in 1995 to $25.6 million in 1996 primarily due to a decrease in deferral of commissions on new business resulting from increased reinsurance in connection with the quota share reinsurance agreements. General administrative and other operating costs, net of DAC, increased $4.5 million, or 11.3%, from $39.5 million in 1995 to $44.0 million in 1996 primarily due to higher staff related expenses, data processing, legal costs and interest expense.

     Federal Income Taxes - Federal income taxes increased $4.5 million from $9.8 million in 1995 to $14.3 million in 1996. This was primarily due to higher pre-tax income. The effective tax rate was 33.8% in 1996 and 1995.

Three Months Ended September 30, 1996 compared to Three Months Ended September 30, 1995.

     Premiums - Premiums decreased $1.3 million, or 7.9%, from $17.2 million in 1995 to $15.9 million in 1996 due principally to a decrease in single premium immediate annuity premiums of $2.0 million and an increase in ceded premiums under various reinsurance agreements of $4.8 million, partially offset by an increase in term insurance premiums of $3.2 million and assumed reinsurance premiums of $2.2 million.

     The Company's first year annualized life premiums on new life insurance sales for individual life insurance increased $1.3 million, or 12.2%, from $11.0 million in 1995 to $12.3 million in 1996. This was primarily the result of an increase in term sales. Annualized annuity sales decreased $8.8 million, or 39.8%, from $22.0 million in 1995 to $13.3 million in 1996 due primarily to the Company's decision to maintain its pricing structure on such products.

     Insurance Fees - Insurance fees increased $2.5 million, or 7.9%, from $31.5 million in 1995 to $ 34.0 million in 1996, reflecting primarily an increase in the mortality and expense assessments on universal life products. The assessment increases resulted primarily from the growth of insurance in-force, higher fees and aging of the in-force block of business.

     Net Investment Income - Net investment income increased $1.5 million, or 4.6%, from $32.6 million in 1995 to $34.1 million in 1996. This reflects the growth in the cost of invested assets offset by a slightly lower effective yield on such assets. The effective yield on invested assets was 7.6% for 1996 compared with 7.7% for 1995.

     Realized Gains on Investments - Net realized gains on investments were $0.5 million in 1996 compared with $0.7 million in 1995. The 1996 gains were the result of net realized capital gains of $0.2 million from the sale of investments and a decrease in reserves for losses of $0.1 million and DAC associated with realized gains of $0.2 million. The 1995 gains were the result of net realized capital gains of $3.7 million from the sale of investments, offset by increases in reserves for losses of $0.6 million and DAC associated with realized gains of $2.4 million.

     Benefits and Reserves - Benefits and reserves decreased $0.7 million, or 1.4%, from $49.7 million in 1995 to $49.0 million in 1996. The decrease was primarily due to a decrease in policy reserve increases of $2.5 million due to the decrease in single premium annuity sales and a decrease in interest credited to policyholders of $0.9 million. These decreases were offset by an increase in life and annuity benefits of $2.6 million, or 11.9%, from $22.0 million in 1995 to $24.6 million in 1996. The Company's life claim experience for 1996 was $3.2 million more than the same period in 1995 and unfavorable compared to plan by $0.9 million, or approximately $0.07 per share, after tax.

     Insurance and Other Expenses - Insurance and other expenses increased $2.6 million, or 12.5%, from $20.8 million in 1995 to $23.4 million in 1996. Commissions, net of deferral and amortization of DAC increased $1.2 million, or 17.1%, from $7.3 million in 1995 to $8.5 million in 1996. General administrative and other operating costs, net of deferral and amortization of DAC, increased $1.4 million, or 10.1%, from $13.5 million in 1995 to $14.9 million in 1996 primarily due to increases in interest expense, guaranty fund assessment accrual and staff related expenses.

     Federal Income Taxes - Federal income taxes decreased $0.1 million from $4.0 million in 1995 to $3.9 million in 1996 due to slightly higher pre-tax income offset by a research and development credit of $0.3 million received on data processing expenses incurred during 1991 and 1992. The effective tax rate was 31.5% for 1996 (34.0% without the R&D credit) compared to 34.0% for 1995.

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

     To provide for additional liquidity to meet normal variations in contract obligations, the Company maintains cash and short-term investments and a significant portion (77.7% at September 30, 1996) of its fixed maturity portfolio in investment grade public debt securities. The Company believes that its liquidity needs are adequately met with the aforementioned investment policies, combined with the contractual terms of its life insurance and annuity products.

      The Company has entered into several interest rate cap agreements as a hedge against rising interest rates in its SPDA investment portfolio. As of September 30, 1996, these agreements established cap rates ranging from 7.1% to 12.5% on notional principal of $460 million with termination dates through 2001. The aggregate cost of $3.0 million is being amortized to net investment income over the effective life of the caps. These investments are reported as fixed maturity securities and classified as available-for-sale and are carried at fair value ($1.8 million at September 30, 1996) with unrealized gains and losses reported in shareholders' equity. The Company is exposed to credit loss in the event of non-performance by counterparties on the caps. Due to the high quality rating of the counterparties, the Company does not anticipate non-performance by any of the counterparties. The amount of such exposure is approximately the unrealized gain in such contracts as interest rates rise.

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


Part II - Other Information

ITEMS 1, 2, 3 and 4 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 5 - OTHER INFORMATION

     On November 5, 1996, A.M. Best announced that it has reclassified the ratings of Security-Connecticut Life Insurance Company and its subsidiary, Lincoln Security Life Insurance Company from "A+" (Superior) to "A" (Excellent). SCL is the principal insurance operating subsidiary of Security-Connecticut Corporation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  a.) Exhibit 12.01 Calculation of ratios of earnings to fixed charges, Page 12.

  b.) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        SECURITY-CONNECTICUT CORPORATION
                                  (Registrant)


Date: November 5, 1996              /s/Ronald D. Jarvis
      -----------------             ---------------------------------------
                                    Ronald D. Jarvis,  Chairman, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer); Director



Date: November 5, 1996              /s/Robert J. Voight
      -----------------             ---------------------------------------
                                    Robert J. Voight, Executive Vice President,
                                    Financial Management
                                    (Principal Financial Officer)



Date: November 5, 1996              /s/Richard D. Mocarski
      -----------------             ---------------------------------------
                                    Richard D. Mocarski,  Vice President,
                                    Controller and Treasurer
                                    (Principal Accounting Officer)