Form 10-K
period 1996-12-31
SECURITY CONNECTICUT CORP
filed 1997-03-21
CIK 913601

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                    FORM 10-K

                               -------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               -------------------

For the fiscal year ended December 31, 1996     Commission File Number 001-12746

                               -------------------


                        SECURITY-CONNECTICUT CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                         06-1383088
State of Incorporation)                  (I.R.S. Employer Identification Number)

                   20 Security Drive, Avon, Connecticut 06001
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number (860) 677-8621

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
            Title of Each Class                             Which Registered
       ----------------------------                     ------------------------
       Common Stock, $.01 Par Value                      New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ X ]No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

As of February 28, 1997, 8,572,115 shares of Common Stock were outstanding. The aggregate market value of such shares (based upon the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $395,000,000.

Select   materials   from  the  Proxy   Statement  for  the  Annual  Meeting  of
Shareholders, scheduled for May 15, 1997, have been incorporated by reference into Part III of this Form 10-K.

The exhibit index to this report is located on page 70.

                                  Page 1 of 138

================================================================================

                                TABLE OF CONTENTS




Item                                                                        Page

                                     PART I

  1   Business.............................................................   3
  2   Properties...........................................................  19
  3   Legal Proceedings....................................................  19
  4   Submission of Matters to a Vote of Security Holders..................  19


                                     PART II

  5   Market for Registrant's Common Equity and Related Shareholder
        Matters............................................................  21
  6   Selected Financial Data..............................................  22
  7   Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  24
  8   Financial Statements and Supplementary Data..........................  30
  9   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure...............................................  59


                                    PART III

 10   Directors and Executive Officers of the Registrant...................  60
 11   Executive Compensation...............................................  60
 12   Security Ownership of Certain Beneficial Owners and Management.......  60
 13   Certain Relationships and Related Transactions.......................  60


                                     PART IV

 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  60

                                     PART I

Item 1 - Business


General

     Security-Connecticut Corporation ("Security-Connecticut" or the "Company") was formed in 1993 by its parent corporation, Lincoln National Life Insurance
Company ("LNL") to serve as an insurance holding company for Security-Connecticut Life Insurance Company ("SCL") and its subsidiary Lincoln Security Life Insurance Company ("LSL"). On February 2, 1994, LNL sold 100% of the outstanding shares of Security-Connecticut Corporation through an Initial Public Offering ("IPO"). Prior to the IPO, LNL effected a reorganization in which it contributed $10 million in capital and all of its outstanding shares of SCL to the Company in exchange for 8,500,000 shares of the Company's Common Stock and a term loan note in the principal amount of $65 million ("Term Note"). On April 26, 1995, Arrowhead Ltd. ("AHL"), a wholly owned subsidiary of the Company, was incorporated as an insurance company in Bermuda. Although AHL was funded during 1995, it remained inactive until January 1, 1996. On March 1, 1996, the Company sold $75 million of medium term debt securities and used $65 million of the net proceeds to repay the Term Note to LNL.

     On February 23, 1997, ReliaStar Financial Corp. ("ReliaStar") and Security-Connecticut signed a definitive agreement to combine the two companies through the statutory merger of Security-Connecticut with and into ReliaStar. The Board of Directors of Security-Connecticut has unanimously approved the merger. Completion of the merger is subject to normal closing conditions, including approval by the Company's shareholders and various regulatory approvals. Provided there has been no material breach by ReliaStar of the representations, warranties, covenants and agreements of ReliaStar under the merger agreement, Security-Connecticut has agreed to pay ReliaStar $8 million if the merger agreement is terminated either as a result of (a) the modification or withdrawal, in any way detrimental to ReliaStar, of the recommendation of the Security-Connecticut Board with respect to the merger, or (b) the execution by Security-Connecticut of a definitive agreement with a party other than ReliaStar with respect to a publicly announced offer or intent to make an offer to acquire all or substantially all Security-Connecticut or its subsidiaries.

     Separately and not additionally, if the merger agreement is terminated by ReliaStar on the basis that the Security-Connecticut shareholders did not approve the merger, then Security-Connecticut would be required to pay ReliaStar $2.5 million to reimburse ReliaStar's expenses incurred in connection with the merger agreement. In addition to the foregoing $2.5 million payment, if an acquisition proposal is outstanding on the date of such termination, or at any time within 90 days thereafter, and an acquisition proposal is consummated within twelve months of the termination of the merger agreement, the Company has agreed to pay ReliaStar an additional $5.5 million. The foregoing discussion is qualified in its entirety by reference to the merger agreement filed as an exhibit to this report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity for the Holding Company."

     The Company, through SCL and LSL, offers a diverse portfolio of individual life insurance and annuity products to customers throughout the 50 states, the District of Columbia and Guam. Both SCL and LSL have specialized in providing individual life insurance products since their formation in 1955 and 1984, respectively. In the late 1980s, both began selling annuity products; however, significant sales did not occur until 1990. In January 1996, AHL began operating as a small reinsurance company with assumed premiums of approximately $9.5 million in 1996.

Products

     Security-Connecticut has designed a diverse line of products which are tailored to its customer market for distribution through its independent agencies. Included in the portfolio are universal life, interest-sensitive whole life, term life, single premium deferred and immediate annuities, as well as a small amount of group life and accident and health insurance.

     Life premiums in the following table are expressed as first year annualized premiums, a common industry definition of sales achievement. Such premiums consist of the initial premium payment for each policy, plus the remaining payments expected in the first policy year. Amounts in excess of the target premium on any universal life policy are credited at 10%. Actual premium payments may be higher or lower than first year annualized life premiums. Annuity premiums are statutory premiums which reflect actual amounts paid.
                            Sales Activity by Product

                                                       Year Ended December 31,
                                                      1996      1995      1994
                                                     -------   -------   -------
                                                         (Dollars in millions)
Annualized Life Insurance Premiums
Universal life                                       $  25.9   $  27.3   $  24.9
Term insurance                                          23.2      18.7      20.5
Other life insurance                                     0.5       0.9       1.3
                                                     -------   -------   -------

     Total life insurance premiums                   $  49.6   $  46.9   $  46.7
                                                     =======   =======   =======

Annuity Premiums
Single premium deferred annuities                    $  48.1   $  83.6   $ 163.0
Single premium immediate annuities                       4.7      14.1      17.8
Other annuities                                                              0.2
                                                     -------   -------   -------

     Total annuity premiums                          $  52.8   $  97.7   $ 181.0
                                                     =======   =======   =======



     The following table sets forth information regarding life insurance, annuity business and accident and health insurance in-force at the end of each period presented.

                        Insurance and Annuities In-Force

                                                     Year Ended December 31,
                                                    1996       1995       1994
                                                  --------   --------   --------
                                                       (Dollars in millions)
Individual Life Insurance (1)
Total number of direct policies                    281,193    263,886    249,154
Total in-force annualized direct premiums (2)     $    281   $    267   $    247
Total face amounts (3)                              33,356     32,204     29,210
Total GAAP life reserves (4)                           989        927        858

Annuities
Total number of policies                            16,163     16,501     15,352
Total statutory premiums                          $     53   $     98   $    181
Total GAAP annuity reserves                            676        685        610

Group Life Insurance
Total number of lives                               11,303     18,463     30,702
Total statutory premiums (3)                      $      1   $      2   $      2
Total face amount (3)                                  210        277        347

Accident and Health Insurance
Total number of lives                                2,947     23,519     25,720
Total statutory premiums (3)                      $      3   $      2   $      5

(1)  Includes universal life policies.
(2) In-force annualized direct premiums assumes that (a) all in-force fixed premium policyholders pay the full scheduled annual premium at the beginning of the policy year and (b) all flexible premium policyholders pay the full planned premium at the beginning of the policy year.
(3)  Net of reinsurance.
(4) Amounts reported are net of reinsurance. Policy liabilities at December 31, 1996, 1995 and 1994 are reported in the financial statements gross of reinsurance. Amounts recoverable from reinsurers at December 31, 1996, 1995 and 1994 were $39.6 million, $35.0 million and $41.8 million, respectively, and are shown as assets with respect to life reserves.

Life Products

     Security-Connecticut's life insurance business consists of a diverse portfolio of term and universal life insurance policies. Two series of term plans are offered by SCL with varying level rate periods and guarantees ranging from 5 to 20 years. LSL offers two series with varying level rate periods ranging from 5 to 15 years with either 5 or 10 year rate guarantee periods. Multiple term plans and varying guarantee periods are offered by both companies to meet the diverse needs of the marketplace.

     The Company's universal life insurance policies provide permanent life insurance with adjustable rates of return based on current interest rates. Universal life policies provide flexibility in both the timing and amount of premium payments with a corresponding fluctuation in the amount of policy benefits, although some of the Company's universal life products require minimum premiums and thus provide minimum policy benefits. Scheduled surrender charges exist generally for 12 or 19 years (varying by universal life plan) and are deducted from the account value upon early policy termination. These surrender penalties serve to discourage premature lapses.

     The Company's universal life products include first-to-die and second-to-die products. The distinguishing features of these products from other universal life products are that two lives are insured rather than one, and the policy proceeds are paid upon the first or second death, respectively, of the two insureds. First-to-die policies are used in business succession planning, especially for partnerships, and in dual income family markets. Second-to-die policies are used in individual estate planning, often to fund estate taxes for a married couple. SCL's second-to-die and one of its individual plans contain attractive death benefit guarantees which have been very well received in the marketplace.

     The  Company's   interest-crediting   rates  on  its  universal   life  and
interest-sensitive life products ranged from 6.25% to 7.55% in 1994, 6.00% to 7.25% in 1995 and 5.75% to 7.25% in 1996.

Annuity Products

     Security-Connecticut sells two types of single premium annuities: single premium deferred annuities ("SPDA") and single premium immediate annuities ("SPIA"). A SPDA contract calls for the payment by the annuitant of a single premium at time of issue, the crediting of interest to the annuitant's account at a variable interest rate during the accumulation period, and the ultimate payout of accumulated funds at a date and under an option selected by the annuitant. The current interest crediting rate in effect at time of issue is guaranteed for a fixed number of years (1 or 3 years for 1996 issues) at the annuitant's option and thereafter is subject to change based on market and other economic conditions at the Company's discretion. The current crediting rates are set at a level designed to provide an interest spread consistent with the Company's profit goals.

     Each contract also has a minimum guaranteed crediting rate (e.g., 3.0% for LSL and 4.0% for SCL on 1996 issues). The accrual of interest during the accumulation period is on a tax-deferred basis to the annuitant. Up to 10% of the account value may be withdrawn in a contract year without assessment of a surrender charge. For contracts sold in 1996, there are several surrender charge schedules in effect, starting at 7% or 9% and generally declining by 1% per year depending on the product.

     A SPIA contract provides a series of income payments of a fixed amount beginning immediately in return for a single premium received by the Company at time of issue. Many payment options are available, but once the contract is issued, the annuitant cannot be changed, and no change can be made in any of the payment provisions elected in the application.

     The Company's interest-crediting rates on its annuity products ranged from 4.50% to 8.00% in 1994, 4.40% to 8.00% in 1995 and 4.05% to 7.80% in 1996.

Group Term Life and Accident and Health Insurance

     Security-Connecticut sells a small amount of group term life and accident and health insurance. The group life insurance is written either as one-year term for smaller employers, or as a one-year companion product with stop loss coverage. The accident and health insurance business consists of specific and aggregate stop loss coverage for self insured employers with small groups.

Product Development

     The Company's product development process includes extensive input from its distribution system. Internally, the product development process is interactive, involving employees from many disciplines. Employees from sales, marketing, product development, actuarial, underwriting, data processing, accounting and administration are all brought into the process early to ensure that pricing and underwriting are aligned, and that administrative support is efficient and developed on a cost-effective basis.

Marketing and Distribution

     The Company markets life insurance products through independent general agents to two principal groups. The first includes professionals, high net worth and upper middle class individuals and small, closely held businesses. Management believes this target market is attractive because of its high level of disposable income, desire for tax efficient investment vehicles, knowledge of and access to financially sophisticated investment and life insurance products, and willingness to purchase such products. The second principal market includes middle-income individuals in need of low-cost term and permanent death benefit protection. The Company believes it must continue to tailor its products and respond quickly to the changing needs of its target markets.

     Security-Connecticut is one of a number of insurance holding companies providing life insurance and annuity products through a non-exclusive, independent general agency system. Within the independent agency distribution system, the Company accesses three principal distribution channels: wholesale, retail and special markets which account for 74.3%, 13.3% and 12.4%, respectively, of the Company's 1996 first year annualized life premiums and 84.8%, 7.4% and 7.8%, respectively, of 1996 annuity premiums.

     Wholesale agencies - These general agencies are independently owned brokerage agencies which operate as wholesalers of the Company's products and obtain business in turn from independent brokers/producers.

     Retail agencies - These independently owned agencies [frequently called Personal Producing General Agencies (PPGAs) or Direct Associates] sell products directly to the consumer and write business directly with the Company.

     Special markets - Distributors of Security-Connecticut products not falling into the wholesale or retail agency categories are termed "special marketing organizations." These distributors are national or regional organizations and may be either wholesale or retail in character.

     The Company believes that its consistent focus on the independent general agency distribution system is cost effective since most of the Company's costs associated with recruiting, training and maintaining agents are variable and may be managed as business fluctuates.

     Security-Connecticut's distribution strategy is to add value to each distribution channel by providing a balanced package of competitive products, support and administrative services which is tailored for each distribution channel and designed to improve the efficiency and reduce the costs within each channel. To achieve this objective, Security-Connecticut seeks to provide quality service to each distribution system as well as to meet the product needs of the insured, and the agents and brokers who sell its products. Two programs, the Connector Program and the Profit Sharing Plan, help to establish this value-added marketing approach.

     The Connector Program provides improved communication between agencies and the Company. The Company and the agency share the costs of the Connector Program, which provides immediate access to an agency's policy level information (on both pending and in-force policies), immediate access to agent level information, electronic mail, and the capability to print policies, upon the Company's approval, at the agency (rather than waiting for multiple-day mail delivery from the home office). Appropriate security controls limit agency access to only its own block of business.

     The information accessibility and speed of policy delivery provide value to agencies in their own marketing and service activities, and allow the agency to increase revenue and/or decrease expenses by allowing employees to perform other functions. At December 31, 1996, approximately 230 agencies participated in the Connector Program, accounting for approximately 83% of SCL's paid premiums and approximately 56% of LSL's paid premiums. All new agencies recruited are expected to utilize the Connector Program. The Company believes the Connector Program provides a sustainable competitive advantage because of its flexibility and range of features.

     Beginning in 1989, SCL began offering a Profit Sharing Plan to selected agencies (both wholesale and retail) and CORE Producers. CORE Producers are recruited by wholesale agencies and commit to specific production and activity levels with the brokerage general agency (and with the Company). Under the Profit Sharing Plan, the agency or CORE Producer can share in the profits of business written by that agency or CORE Producer. This is a nonqualified deferred compensation arrangement, providing for contributions to an accumulation account based on the quantity, persistency and quality of the agency's or CORE Producer's block of business. The Profit Sharing Plan aims to increase the quality, quantity and consistency of production from both general agencies and CORE Producers, and aligns the interests of the agency or producer with those of the Company. A similar plan is not offered by LSL.

     The Company's commitment to and consistent focus on the independent general agency distribution system has allowed it to develop a strong relationship with these agencies. In 1996, the 15 largest agencies or groups with the Company, responsible for approximately 44% of first year annualized life premiums and approximately 63% of annuity premiums, had been selling the Company's products for an average of 14 years and 8 years, respectively. The top two groups account for approximately 8.8% and 7.3%, respectively, of the first year annualized life premiums and 14.4%, and 7.8%, respectively, of annuity premiums produced in 1996.

     The Company's plan for financial institution marketing focuses on the development of strategic alliances in order to efficiently sell life and annuity products to the vast middle market customer base served by these institutions.

     The Company's distribution system is geographically diverse. Management believes that this diversity, both in distribution channels and geographic location, will enable it to continue to improve its growth in sales by permitting broad access to its target customer base. In addition, management believes that this diversity, particularly as it relates to the distribution components, will prevent the Company from becoming too dependent upon any particular market group or product type.

     The following table identifies the top 10 states, and all other states combined, in terms of Security-Connecticut's statutory premiums for 1996. The Company intends to continue its focus on geographic diversity as it continues to expand its agency distribution system.


                      Direct Statutory Premiums by State *

                                                            December 31, 1996
                                                          ----------------------
                                                                        % of
                                                                    Total Direct
State                                                       Amount    Business
-----                                                     ----------- ----------
                                                           (Dollars in millions)

New York                                                  $      66.7      18.5%
California                                                                 29.2
8.1
Florida                                                          23.0       6.4
Connecticut                                                      20.6       5.7
Pennsylvania                                                     19.5       5.4
Texas                                                            19.5       5.4
Massachusetts                                                    16.1       4.5
Ohio                                                             15.2       4.2
Illinois                                                         13.5       3.8
New Jersey                                                       12.3       3.4
All other jurisdictions                                         124.7      34.6
                                                          ----------- ----------
    Total                                                 $     360.3     100.0%
                                                          =========== ==========

------------
* Includes statutory life and health premiums, annuity considerations and annuity and other fund deposits.


Service and Policy Administration

     Customer service and efficient policy administration are significant factors in maintaining and expanding Security-Connecticut's distribution system and customer base. In that regard, management, through formal programs, continuously focuses attention on productivity improvements and process reassessments. One program, referred to as "Service Through Excellence Process," involves cross-training employees and streamlining operations. Customer needs are regularly evaluated through extensive surveys and feedback sessions. As part of this quality process, Security-Connecticut creates quality service standards based upon industry studies which are used to evaluate the Company's overall performance. Management believes its service performance compares favorably with other life insurance companies which utilize the independent distribution system.

     The effectiveness of policyholder administration is maximized by the application of technology both at the Company and general agency level. Through the Connector Program, agencies around the country have immediate access to the Company's home office. This program allows for fast, efficient communication of information, enabling the independent agents to efficiently serve policyholders.

Underwriting

     Security-Connecticut follows detailed, uniform underwriting practices and procedures designed to properly assess and quantify risks before issuing coverage to qualified applicants. A prospective policyholder must submit to a variety of underwriting tests, which may include medical examinations, blood tests, electrocardiograms, urine tests, treadmill tests and inspection reports depending on the product, policy face amount and age of the prospective policyholder. Underwriting requirement limits are continually compared to industry standards to minimize the risk of anti-selection and to monitor industry trends. During 1996, comprehensive blood test screening, including tests for the AIDS antibody, was performed on approximately 98% of business written.

     The Company separately evaluates each policy application from every distributor. The Company is not obligated to accept any policy or group of policies from any distributor. Every policy is underwritten on its own merits, and no individual policy is issued without its having been reviewed and underwritten individually.

     Security-Connecticut's underwriting management has an average of 27 years of underwriting experience. Management believes that a particular strength of
Security-Connecticut is the ability to coordinate underwriting and product pricing. Product specifications are designed to prevent underwriting requirement anti-selection. Mortality assumptions are thoroughly communicated to underwriting and monitored. The underwriting department tracks the profitability indicators of business by each general agent, including the mix of business, percentage of substandard and declined cases, placement ratio and business decisions. Ongoing internal underwriting audits, conducted at multiple levels, monitor consistency of underwriting requirements and philosophy. Routine independent underwriting audits conducted by its reinsurers have supported the Company's underwriting policies and procedures.

Life Insurance and Annuity Reserves

     In accordance with applicable insurance regulations, Security-Connecticut records as liabilities in its statutory financial statements actuarially determined reserves that are calculated to meet future obligations of its in-force life insurance and annuity contracts. The reserves are based on actuarially recognized methods using prescribed mortality tables and interest rates. Reserves also include unearned premiums, premium deposits, claims that have been reported but not yet paid, claims that have been incurred but have not been reported, and claims in the process of settlement. Security-Connecticut's reserves comply with state insurance department statutory requirements.

     The reserves reflected in the Consolidated Financial Statements are calculated based on generally accepted accounting principles ("GAAP"). Reserves are based upon Security-Connecticut's best estimates of mortality, persistency, expenses and investment income; and by using methods prescribed in Financial Accounting Standards Board ("FASB") Nos. 60 and 97. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and interest rates, and the introduction of lapse assumptions into the GAAP reserve calculation. In addition, the mortality assumptions used in GAAP reserving contain an explicit provision for AIDS risk for products developed after 1986.

Reinsurance

     Security-Connecticut follows the usual industry practice of reinsuring ("ceding") portions of its life insurance risks with other companies, a practice that permits it to write policies in amounts larger than the risk it is willing to retain on any one life. Security-Connecticut ceded approximately 22% of its total statutory life premiums in 1996. Security-Connecticut has several reinsurance treaties in place, established on a first dollar quota share, yearly renewable term and coinsurance basis. The majority of reinsurance is ceded under two automatic treaties, each with several highly rated domestic reinsurance companies. One treaty is for universal life and the other is for term life insurance. Under each treaty, reinsurers are automatically bound up to a maximum of 10 times Security-Connecticut's retention. The reinsurance is ceded to the treaty participants on a percentage basis. The Company remains liable to its policyholders without regard to whether its reinsurers are able to meet their contractual obligations under the applicable reinsurance agreements. The Company has entered into reinsurance treaties with highly rated reinsurers. For 1996, no one reinsurer assumed more than 18% of the Company's life insurance ceded. Life Reinsurance Corporation of America ("Life Re"), Life Re International, LTD, Swiss Re Life Company America, RGA Reinsurance Company and Transamerica Occidental Life Insurance Company each assumed 10% or more of the Company's ceded life insurance. All of these reinsurers (except for Life Re International, LTD) are rated "A (excellent)" or better by A.M.
Best.

     The maximum retention limits for SCL are as follows:  (i) group,  $250,000;
(ii) individuals up to age 70, $500,000; (iii) individuals age 70 and over, $250,000; and (iv) second-to-die, $1,000,000; (v) joint end age 70 and over, $500,000. Facultative reinsurance relationships exist for cases where SCL deems it appropriate to lower its retention limits, desires more competitive rates or needs greater capacity.

     With respect to policies issued by LSL, the maximum retention limits are as follows: (i) individuals up to age 70, $100,000; (ii) individuals age 70 and over, $50,000; and (iii) second-to-die, $100,000. Amounts exceeding the maximum retention limits are ceded to SCL, which retains an additional $400,000 up to age 70, $200,000 for age 70 and over, and $900,000 on second-to-die up to joint end age 70, $400,000 for joint end age 70 and over, before retroceding the remainder with automatic reinsurance pools.

     AHL began operations in 1996 and has one agreement in place with Life Re to reinsure yearly renewable term insurance and a block of 10 year level term insurance.

Investments

     Security-Connecticut's investment philosophy is to invest for total return, recognizing current income in addition to changes in the underlying value of invested assets. The rate of return earned on the portfolio must be sufficient to satisfy the interest assumptions used in product pricing. In addition, the preservation of principal and the matching of assets and liabilities are important.

     The Company seeks to manage the relationship between risk and return in setting its investment policy, and is committed to maintaining a prudent balance of the two. The Company is exposed to two major sources of investment risk: credit risk, relating to the uncertainty surrounding the amount of principal and interest payments; and interest rate risk, relating to the economic effects of changing interest rates. The Company's principal methods for managing credit risk are diversification and asset allocation. The Company's principal method for managing interest rate risk is asset/liability management. In 1994, the Company also began using interest rate caps as a hedge against rising interest rates in its single premium deferred annuity investment portfolio.

     The Company's investment portfolio consists primarily of publicly traded, investment-grade debt securities. Lincoln Investment Management, Inc. ("LIM"), a subsidiary of Lincoln National Corporation ("LNC"), and General Re/New England Asset Management, Inc. ("NEAM") provide investment advisory services for the Company, pursuant to investment advisory agreements. The Company's investment policy is established by senior management after consultation with its investment advisors.

     Shown below are the Company's invested assets by category.


                           Invested Assets by Category

                                                             December 31, 1996
                                                             -----------------
                                                           (Dollars in millions)
Securities available-for-sale, at fair value:
     Fixed maturity securities                               $ 1,587.3   86.8%
     Equity securities                                             1.9    0.1
Mortgage loans on real estate                                    128.5    7.0
Policy loans                                                      74.4    4.1
Cash and invested cash                                            29.1    1.6
Other investments                                                  6.9    0.4
                                                             --------- ------
     Total invested assets                                   $ 1,828.1  100.0%


                      Fixed Maturity Securities by Category

                                                             December 31, 1996
                                                             -----------------
                                                           (Dollars in millions)

Corporate bonds                                              $   938.1   59.1%
Securitized investments                                          447.1   28.2
Foreign government bonds                                         150.3    9.5
United States government and municipal bonds                      51.8    3.2
                                                             --------- ------
     Total                                                   $ 1,587.3  100.0%
                                                             ========= ======


     The Company believes that the liquidity status of its investment portfolio would allow it to adequately satisfy policy and contract commitments under a broad range of adverse circumstances. Invested assets, at carrying amounts, categorized as to liquidity are as follows:


                          Liquidity of Invested Assets

                                                             December 31, 1996
                                                             -----------------
                                                           (Dollars in millions)
Most liquid:
     Cash and invested cash                                  $    29.1    1.6%
     Equity securities                                             1.9    0.1
     Investment-grade publics                                  1,187.4   65.0
                                                             --------- ------
        Total most liquid                                      1,218.4   66.7
                                                             --------- ------

Least liquid:
     Private, below investment-grade publics and other
        investments                                              481.2   26.3
     Mortgage loans on real estate                               128.5    7.0
                                                             --------- ------
        Total least liquid                                       609.7   33.3
                                                             --------- ------
        Total invested assets                                $ 1,828.1  100.0%
                                                             ========= ======

     At December 31, 1996, approximately 20.8% of the Company's fixed maturity securities portfolio was invested in private placement securities. These securities are not registered with the Securities and Exchange Commission and generally can only be purchased by institutional investors. Since private placements are negotiated transactions, they are less liquid than public securities. However, covenants for private placements are generally designed to mitigate the impact of the increased liquidity risk of such securities. Most of the Company's private placement securities are participations in securities also owned by other investors, principally LNC and its affiliates. In addition, some of the private placement securities are rated by outside rating agencies. To the extent that such securities are not rated by outside agencies, the Company's portfolio managers assign ratings for internal monitoring purposes, which the Company believes generally track methodologies employed by outside agencies. The Company has also entered into several interest rate cap agreements as a hedge against rising interest rates in its SPDA investment portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Liquidity and Capital Resources - Liquidity for Insurance Operations."

Quality distribution of fixed maturity securities at fair value is as follows:

                Quality Distribution of Fixed Maturity Securities

                                                             December 31, 1996
                                                           (Dollars in millions)

U.S. Government and AAA                                      $   409.3   25.8%
AA                                                               162.9   10.3
A                                                                548.1   34.5
BBB                                                              368.5   23.2
BB                                                                68.4    4.3
Less than BB                                                      30.1    1.9
                                                             --------- ------
     Total                                                   $ 1,587.3  100.0%
                                                             ========= ======


     Securities that have received ratings from nationally recognized statistical rating organizations are categorized according to those ratings. Approximately 88% (in terms of principal amount of securities) of the fixed maturity securities have ratings from nationally recognized statistical rating organizations. Securities that are not so rated (generally private placements) are assigned ratings by the Company's investment advisors, LIM or NEAM, for purposes of the distribution table. LIM and NEAM consider the guidelines and principles employed by the rating organizations in determining their assigned ratings.

     At December 31, 1996, the Company had approximately 28% of its fixed maturity portfolio invested in securitized investments. Included in this category are agency and non-agency planned and target amortization classes, agency and non-agency pass-through securities and collateralized mortgage obligations, interest-only securities, as well as commercial and asset-backed securities. Securitized investments are subject to significant prepayment risk, especially in a declining interest rate environment since underlying mortgages may be repaid more rapidly than scheduled. As a result, holders of securitized investments may receive prepayments which cannot be reinvested at yields comparable to the rates on such securitized investments. Approximately 28% of the securitized investment portfolio consists of securities that were current coupon Planned Amortization Class securities ("PACs") at the time of purchase. PACs are designed to reduce the risk of prepayments normally associated with securitized investments by shifting a portion of the risk of prepayment of the underlying collateral to other investors. Residual CMOs represent less than 0.2% of the carrying value of the securitized investment portfolio.

                             Securitized Investments
                                                                 December 31, 1996
                                                       --------------------------------------
                                                      Amortized             Fair
                                                         Cost       %       Value       %
                                                       --------  --------  --------  --------
                                                               (Dollars in millions)
Residential mortgage-backed securities:
   Agency and non-agency planned and target
     amortization classes                              $  121.7      27.7% $  126.0      28.2%
   Agency and non-agency pass-through securities           94.7      21.6      95.3      21.3
   Other agency and non-agency collateralized
     mortgage obligations                                  32.8       7.4      31.8       7.1
   CMO residual                                             0.7       0.2       0.7       0.2
                                                       --------  --------  --------  --------
        Total residential mortgage-backed securities      249.9      56.9     253.8      56.8
Commercial mortgage-backed securities and
     asset-backed securities                              189.4      43.1     193.3      43.2
                                                       --------  --------  --------  --------
        Total securitized investments                  $  439.3     100.0% $  447.1     100.0%
                                                       ========  ========  ========  ========


     The Company's portfolio managers conservatively position the Company's portfolio relative to prepayment risk. The Company believes it has benefited from this strategy as early returns of principal have been relatively small.

     Mortgage loans are carried at unpaid balances, net of allowances for uncollectible amounts, and are shown below by type and geographic location.

                        Mortgage Loans by Type and Region

                                                             December 31, 1996
                                                             -----------------
                                                           (Dollars in millions)
Type:
     Apartments                                              $    32.1     25.0%
     Commercial office buildings                                  30.1     23.4
     Retail stores                                                30.0     23.4
     Industrial buildings                                         24.9     19.4
     Hotels/motels                                                 5.5      4.2
     Other                                                         5.9      4.6
                                                             --------- --------
        Total                                                $   128.5    100.0%
                                                             ========= ========


Region:
     East North Central                                      $    21.9     17.0%
     West North Central                                           20.0     15.6
     South Atlantic                                               19.2     14.9
     New England                                                  15.9     12.4
     Pacific                                                      13.6     10.6
     Middle Atlantic                                              11.6      9.0
     East South Central                                           10.0      7.8
     West South Central                                            9.7      7.6
     Mountain                                                      6.6      5.1
                                                             --------- --------
        Total                                                $   128.5    100.0%
                                                             ========= ========

     Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a provision for loss is estimated for the difference between the carrying value of the mortgage loan and the estimated value. Estimated value is based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. Real estate values have generally fallen during the last several years but appear to have stabilized in 1995 and 1996. The Company believes it is adequately reserved in its mortgage loan portfolio and expects to continue to invest in mortgage loans consistent with the Company's investment policy and the overall trends in the real estate industry.

     Mortgage loans are rated for quality and monitored based on these ratings. Mortgage loan allowances are established during a quarterly review of the estimated value of selected mortgage loans versus their carrying value, irrespective of their payment status. The property is analyzed to determine if it has sufficient value to support the mortgage loan amount. Factors involved in the analysis include the property's physical condition, the strengths and weaknesses of the market place, the financial condition of the borrower, trends in the market place, the property's location, occupancy and ability to generate income to cover debt service, financial condition of tenants, tenant lease maturity dates, the payment history of the loan, the ability to realize the loan security, as well as other quantitative and qualitative factors. LIM's expertise is used to conduct this analysis. However, independent appraisal specialists are contracted when necessary. The Company is a participant in approximately $95 million of mortgage loans with LNL. The participation contracts between LNL and SCL provide that LNL has the right at any time on 10 day's notice to purchase the Company's interest for the then-existing principal plus accrued interest. The Company believes this contractual provision may not be enforceable against the Company.

Insurance Regulations

General Regulation at State Level

     The Company is subject to regulation by the states in which it and SCL and LSL are domiciled or transact business. State laws require prior notice or regulatory agency approval of changes in control of an insurer. State insurance holding company statutes applicable to the Company generally provide that no person may acquire control of the Company, and thus indirect control of SCL and LSL, without the prior approval of the appropriate insurance regulators. Generally, any person who acquires beneficial ownership of 10% or more of the outstanding shares of the Company's common stock would be presumed to have acquired such control, unless the appropriate insurance regulators upon application determine otherwise. Applicable state insurance laws, rather than federal bankruptcy laws, apply to the liquidation or the reorganization of insurance companies.

     In addition, the laws of the various states establish regulatory agencies with broad administrative powers to approve policy forms, grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements, and prescribe the type and amount of investments permitted.

     SCL's and LSL's reserves and related actuarial values meet the requirements of the insurance laws and regulations of the states of Connecticut and New York, respectively, and are at least as great as the minimum aggregate amounts required by law. Cash flow testing is performed each year to ensure that assets and anticipated future cash flows provide adequate provision for future contractual obligations.

     Insurance companies are required to file annual statements with the state insurance regulators in each of the states in which they do business, and their business and accounts are subject to examination by such agencies at any time. In addition, insurance regulators periodically examine the insurer's financial condition, adherence to statutory accounting practices, and compliance with insurance department rules and regulations. During 1995, the Connecticut Insurance Department completed its regular examination of SCL for the four years ended December 31, 1993. The report did not note any issues that had a material adverse effect on SCL's results of operations or financial condition.

     During 1996, the New York Insurance Department commenced its regular tri-annual examination of LSL for the three years ended December 31, 1995. This examination was completed on December 31, 1996 and a final report is expected to be issued in the second or third quarter of 1997. At this time, the Company has not been informed by the regulators of any issues that would have a material adverse effect on LSL's results of operations or financial condition.

     Security-Connecticut is dependent on receiving dividends from SCL and AHL to pay operating expenses, make debt service payments and pay dividends to its shareholders. Under current Connecticut law, any proposed payment of a dividend or distribution from SCL which, together with dividends or distributions paid during the preceding 12 months, exceeds the greater of (i) 10% of statutory surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year, is designated an "extraordinary dividend" and may not be paid until either it has been approved, or a 30-day waiting period shall have passed during which it has not been disapproved, by the Insurance Commissioner of the State of Connecticut (the "Connecticut Insurance Commissioner"). The Connecticut insurance law also states that a Connecticut-domiciled insurer may not pay any dividend or other distribution without the Connecticut Insurance Commissioner's prior approval in an amount exceeding such insurer's earned surplus. The Connecticut insurance law requires that the statutory surplus of SCL following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The Connecticut Insurance Commissioner may bring an action to enjoin or rescind the payment of a dividend or distribution that would cause statutory surplus to be unreasonable or inadequate under this standard.

     Under Bermuda regulations, any dividend payments greater than 15% of total statutory capital and surplus requires prior approval from the Bermuda Registrar of Companies. AHL must maintain statutory capital and surplus of $250,000.

     In the event of a default on Security-Connecticut Corporation's debt or the bankruptcy, liquidation or other reorganization of Security-Connecticut, the creditors and shareholders of Security-Connecticut would have no right to proceed against the assets of SCL or AHL. If SCL were to be liquidated, such liquidation would be conducted by the Connecticut Insurance Commissioner, as the receiver with respect to such insurance company's property and business. Under the Connecticut insurance law, all creditors of such insurance companies, including without limitation, holders of its reinsurance agreements and the various state guaranty associations, would be entitled to payment in full from such assets before Security-Connecticut, as the shareholder of SCL, would be entitled to receive any distribution therefrom. If AHL were to be liquidated, such liquidation would be monitored by the Bermuda Registrar of Companies by its appointment of a liquidator. All creditors of AHL would be entitled to payment in full prior to any distribution to Security-Connecticut.

     The NAIC has passed a model regulation for minimum reserve standards for individual life insurance policies, sometimes referred to as Guideline XXX (the "Guideline"). This Guideline is intended to require companies selling certain types of individual life insurance policies, such as term insurance policies with non-level premiums and/or benefits and universal life insurance products with secondary guarantees, to modify their reserve standards for future issues of affected policies. The Guideline provides for stricter valuation standards but more relaxed valuation mortality; in aggregate, the Guideline may require a company to hold higher statutory reserves on the aforementioned types of life insurance policies. In order for the Guideline to be effective in a state, each state insurance department is required to complete the necessary legislative process for a regulation to become effective. As of February 28, 1997, no more than 10 states have moved to adopt the Guideline. In most of those states, the effective date of the regulation is no earlier than January 1, 1998. New York has adopted its own form of the Guideline in the form of Regulation 147 as of January 1, 1994. The Company is currently holding reserves in compliance with Regulation 147 for LSL.

     The NAIC currently is in the process of recodifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1997, will likely change, to some extent, prescribed statutory accounting practices, and may result in changes in SCL's and LSL's statutory surplus.

     The increase in the number of insurance companies that are under regulatory supervision has resulted, and is expected to continue to result, in increased assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated companies. At December 31, 1996, the Company held a liability for $3.3 million to cover its share of estimated guaranty fund assessments. This liability was based on estimates provided by the National Organization of Life and Health Guaranty Associations ("NOLHGA"). Mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states, and at December 31, 1996, the Company recorded an asset of $4.5 million for such expected recoveries.

Regulation at a Federal Level

     Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include limitations on antitrust immunity, minimum solvency requirements and the further removal of barriers restricting banks from engaging in the insurance, annuity and mutual fund businesses.

     Congressional initiatives directed at repeal of the McCarran-Ferguson Act (which exempts the "business of insurance" from most federal laws, including the antitrust laws, to the extent it is subject to state regulation) and judicial decisions narrowing the definition of "business of insurance" for McCarran-Ferguson Act purposes may limit the ability of insurance companies in general to share information with respect to rate setting, underwriting and claims management practices.

     Congress and certain federal agencies are investigating the current condition of the insurance industry (encompassing both life and property-casualty insurance) in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. It is not possible to predict whether, or in what form, any legislation would be enacted, or the potential effects of the legislation on the Company or its competitors.

Competition

     The Company operates in a highly competitive environment. Numerous life insurance companies and other entities, including banks and mutual funds, compete with the Company, many of which have greater resources than the Company. The Company believes that the principal competitive factors in the sale of insurance are product features, price, commission structure, perceived stability of the insurer, claims paying ratings, value-added service and name recognition. Many other life insurance companies are capable of competing for sales in the Company's target markets. The Company's ability to compete is affected, in part, by its ability to provide competitive products and quality service to the insurance consumer, general agents, licensed insurance agents and brokers.

     In addition to competing for sales, the Company competes for distributors such as insurance agents or brokers. There are relatively low entry barriers to such competition with the Company. However, management believes competition only on the basis of pricing or agent compensation cannot be sustained. This may further enhance the value of the advantages the Company already enjoys in competing for agents. These advantages include the strong relationships the Company has developed with its distributors, and the services (Connector, Profit Sharing Plan, etc.) it provides to them.

     Continuing deregulation of the financial services industry is eroding the exclusivity of life insurance companies. United States Supreme Court decisions have paved the way for national banks to sell annuities and life insurance under certain circumstances. Some states have allowed their state banks to follow suit. Financial institutions continue to gain market share of new annuity business written and are establishing relationships with insurers and third party marketers for the sale of life insurance to their customers.

Ratings

     Insurers compete with other insurance companies, financial intermediaries and other institutions on the basis of a number of factors, including the ratings assigned by A.M. Best, Standard & Poor's Corporation ("S&P"), Moody's Investor Services ("Moody's") and other nationally recognized statistical rating organizations. On November 5, 1996 A.M. Best announced that it had reclassified SCL's rating from "A+ (superior)" to "A (excellent)." A.M. Best assigns ratings which currently range from "A++ (superior)" to "F (in liquidation)." Publications of A.M. Best indicate that the "A" rating is assigned to those companies that in A.M. Best's opinion have achieved excellent overall performance when compared to the standards established by A.M. Best, and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated fair value of its assets, the adequacy of its reserves, surplus and capital structure, and the experience and competency of its management. A.M. Best's ratings are based upon factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors. A.M. Best has placed SCL's "A" rating "under review with developing implications" in response to the announcement regarding the merger of the Company into ReliaStar (see "Business - General"). The rating will remain under review pending further discussion with management and the transaction closing.

     SCL's claims-paying ability is rated "A+" (good) by S&P. The S&P ratings for insurance companies range from "AAA (superior financial security)" to "CCC (extremely vulnerable financial security)." S&P's ratings attempt to assess the relative capacity of insurance companies to meet policyholder obligations, incorporating both ownership and support factors, if applicable. According to S&P, a claims-paying ability rating of "A+" (good) indicates that a company has "good financial security, but capacity to meet policyholder obligations is somewhat susceptible to adverse economic and underwriting conditions." On February 24, 1997 S&P placed its ratings of SCL and LSL "on creditwatch with positive implications" in response to the merger announcement made by Security-Connecticut and ReliaStar. S&P has noted that "with the successful conclusion of the transaction, it is likely that Security-Connecticut ratings will be revised upwards to match ReliaStar ratings."

     SCL's insurance financial strength is rated Baa1 by Moody's. The Moody's ratings for insurance companies range from "Aaa (exceptional)" to "C (lowest)." Moody's ratings are opinions of the ability of insurance companies to repay, punctually, senior policyholder claims and obligations. Numeric modifiers are used to refer to the ranking within the group - one being the highest and three being the lowest. However, the financial strength of companies within a generic rating symbol (Aa, for example) is broadly the same. According to Moody's, an insurance financial strength rating of Baa1 indicates that a company "offers adequate financial security. However, certain protective elements may be lacking or may be characteristically unreliable over any great length of time." On February 24, 1997, Moody's placed its rating of SCL "on review for possible upgrade" in response to the merger announcement made by Security-Connecticut and ReliaStar.

     LSL's A.M. Best rating of "A (excellent)" is "based on the consolidated financial condition and operating performance of the company" and SCL, while LSL's S&P assigned claims-paying rating of "A+" is "based on its strategic and operating fit" with SCL, according to the respective ratings agencies.

     The Company believes that ratings may have a material effect on its ability to sell its products, and on its financial condition and operating results. SCL's capital and surplus has increased from $121.8 million in 1992 to $148.3 million in 1996 due to favorable earnings offset in part by dividends paid to its parent. It is expected that SCL will continue to make dividend payments to its parent and continue to add new business, which may result in a decline of surplus. Even if SCL's surplus increases, the ratings from A.M. Best, S&P and Moody's could be subject to a downgrade as the Company experienced in November 1996 by A.M. Best. If a downgrade were to materialize, sales of the Company's products could be adversely affected. The Company continues to pursue courses of action, such as expense containment and limits on capital purchases, which could help mitigate any future decrease in surplus or rating reclassifications. There are no assurances that any of these or other actions would result in alleviating future surplus declines or rating reclassifications.

Employees

     The Company had approximately 425 full-time equivalent employees as of December 31, 1996. None of the employees of the Company are covered by collective bargaining agreements, and the Company believes its employee relations are satisfactory.

Item 2 - Properties

     SCL leases its home office complex at 20 Security Drive, Avon, Connecticut under a lease agreement which provides for a 25-year lease period that expires in 2009 and contains options for SCL to renew the lease thereafter for six additional terms of five years each. The lease agreement also grants to SCL (i) a right to purchase the property at fair market value on the last day of the 25-year period or any renewal period and (ii) a right of first refusal to purchase the property upon the terms and conditions of any offer by a third party. The annual rental payment was $1.3 million for 1996. SCL also leases an office suite at Suite 304, 740 North Blue Parkway, Lee's Summit, Missouri for an annual cost of approximately $10,000. The lease term expires February 28, 1998 and can be extended for three additional periods of one year each.

     LSL leases its property located at Suite 101, Building 100, Southeast Executive Park, Brewster, New York under the terms of an agreement which provides for a term through April 30, 1998. The annual rental payment was $176,000 in 1996.


Item 3 - Legal Proceedings

     The Company is from time to time involved in various pending and threatened legal proceedings relating to the policies and contracts of SCL and LSL and the actions of the independent agents in the distribution system.

     The Company is involved in three class action suits:

     Zipf vs. Security-Connecticut Life Insurance Company, et al., Court of Common Pleas of Allegheny County, Pennsylvania.

     Jacobson, et al. vs.  Security-Connecticut  Life Insurance Company, et al.,
Superior  Court,   Judicial  District  of  Hartford/New   Britain  at  Hartford,
Connecticut.

     Semler vs. First Colony Life Insurance Company, et al., Superior Court, San Francisco, California.


     See Note 12 to the Consolidated Financial Statements for details relating to these lawsuits.


Item 4 - Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1996, no matters were submitted to the security holders of Security-Connecticut Corporation for a vote.

Executive Officers of the Registrant

     Executive Officers of the Registrant as of December 31, 1996 were as follows:

                           Position  with the  Company  and  business experience
Name                  Age  during the past five years
----                  ---  -----------------------------------------------------
Ronald D. Jarvis       59  Chairman,  President  and  Chief  Executive  Officer.
                           President    and   Chief    Executive    Officer   of
                           Security-Connecticut Life and Lincoln Security Life since 1984. President of Security-Connecticut Life since 1978. Director of Security-Connecticut Life since 1976. Director of Lincoln Security Life since
                           1984.  President and Director of Arrowhead Ltd. since
                           1995.

Robert J. Voight       47  Executive  Vice  President.  Executive Vice President
                           of Security-Connecticut  Life since 1996. Senior Vice
                           President,        Financial       Management       of
                           Security-Connecticut  Life since  1994.  Senior  Vice
                           President,     Marketing,     and     Treasurer    of
                           Security-Connecticut  Life  (1992-1994).  Senior Vice
                           President and Treasurer of Security-Connecticut  Life
                           (1990-1992).  Senior Vice  President,  Treasurer  and
                           Controller of Security-Connecticut  Life (1982-1990).
                           Director  of  Security-Connecticut  Life since  1994.
                           Director of Lincoln  Security  Life since 1984.  Vice
                           President and Director of Arrowhead Ltd. since 1995.

William P. Norris, Jr. 52  Senior Vice  President,  Sales and Marketing.  Senior
                           Vice President, Sales and Marketing of Security-Connecticut Life since 1994. Senior Vice President, Sales of Security-Connecticut Life (1987-1994). Director of Security-Connecticut Life since 1994. Director of Lincoln Security Life since 1989.

Barry J. St. Pierre    50  Senior  Vice  President,   Operations.   Senior  Vice
                           President,  Operations of  Security-Connecticut  Life
                           since   1992.   Senior  Vice   President,   Marketing
                           (1982-1992). Director of Security-Connecticut Life since 1994. Director of Lincoln Security Life since
                           1986.

Richard D. Mocarski    51  Vice  President,   Controller  and  Treasurer.   Vice
                           President,     Controller     and     Treasurer    of
                           Security-Connecticut    Life   since    1994.    Vice
                           President,  Controller  and  Assistant  Treasurer  of
                           Security-Connecticut Life (1990-1994).  Treasurer and
                           Director of Arrowhead Ltd. since 1995.

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Shareholder Matters

Market Information

     The common stock of Security-Connecticut was listed for trading on the New York Stock Exchange (the "NYSE") on January 27, 1994 under the symbol SRC.

     As of March 1, 1997, there were approximately 146 holders of record. Based on information supplied by the NYSE, the high and low sale prices for each quarterly period from January 1, 1995 to December 31, 1996 were:

                      Period                      High             Low
        ---------------------------------       -------          -------
        January 1, 1995 - March 31, 1995        $26.125          $22.00
        April 1, 1995 - June 30, 1995            25.875           22.625
        July 1, 1995 - September 30, 1995        28.50            24.50
        October 1, 1995 - December 31, 1995      27.75            23.375
        January 1, 1996 - March 31, 1996         27.625           24.875
        April 1, 1996 - June 30, 1996            29.625           24.875
        July 1, 1996 - September 30, 1996        32.00            25.00
        October 1, 1996 - December 31, 1996      35.625           30.50

Dividends

     The Board of Directors of the Company has established a policy of declaring quarterly cash dividends. Dividends of $0.12 per share were paid on April 30, 1995, July 31, 1995, October 31, 1995, January 31, 1996, April 30, 1996, July
31,  1996,  October  31,  1996 and  January 31,  1997.  On  February  10,  1997,
Security-Connecticut's Board of Directors declared a dividend of $0.14 per share to be paid on April 30, 1997 to shareholders of record at the close of business on April 10, 1997.

     The declaration and payment of dividends in the future is subject to the discretion of the Board of Directors of the Company and will depend upon general business conditions, the effect of claims-paying ratings and capital requirements of SCL and AHL, legal restrictions on the payment of dividends, and other factors the Board of Directors of the Company deems relevant. The Company's general policy is to retain most of its earnings to finance the growth and development of its business, and there is no requirement or assurance that future dividends will be paid. The dividend to be paid on April 30, 1997 was increased to $0.14 per share as a result of the Company's strong 1996 performance. The availability of funds to pay dividends is dependent on the ability of SCL and AHL to transfer funds to the Company. Both SCL and AHL are subject to certain laws and regulations that limit their ability to transfer funds and pay dividends.

     As an insurance holding company, the Company depends on dividends and other permitted payments from SCL and AHL to pay cash dividends to shareholders as well as to pay operating expenses and meet debt service requirements. Payment of dividends and other payments by SCL are subject to restrictions set forth by the laws of Connecticut. AHL dividend payments are restricted by the Bermuda Registrar of Companies. Dividends and other payments by LSL to SCL are subject to restrictions under the laws of New York, and no such payments have been made since the organization of LSL. The Company does not expect that these regulatory restrictions will affect its ability to declare and pay dividends at the current rate. See "Insurance Regulations" and "Management Discussion and Analysis of Financial Condition."

Item 6 - Selected Financial Data

     The selected financial data have been derived from the consolidated financial statements of Security-Connecticut Corporation (1996, 1995 and 1994), and Security-Connecticut Life Insurance Company and subsidiary (referred to as "Predecessor Company") for each of the years in the two-year period ended December 31, 1993.

     This information should be read in conjunction with the historical consolidated financial statements of the Company and SCL and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The following selected financial data presented under the caption "Operating Data" and "Balance Sheet Data" for, and as at the end of, each of the years ended December 31, 1992 and 1993, were derived from the consolidated financial statements of SCL. Statutory data has been derived from the Annual Statements of SCL and LSL as filed with the insurance regulatory authorities.

                                                        Year Ended December 31,
                                              ------------------------------------------
                                                                          (Predecessor
                                                                            Company)
                                                                         ---------------
                                               1996     1995     1994     1993     1992
                                              ------   ------   ------   ------   ------
Operating Data                               (Dollars in millions, except per share data)
Premiums                                      $ 58.3   $ 64.1   $ 66.5   $ 52.1   $ 55.7
Insurance fees                                 136.8    125.5    116.9    104.2     94.6
Net investment income                          135.3    132.0    115.4    109.4    102.1
Realized gains (losses) on investments           7.3      6.2     (0.7)     8.6     (0.5)
Other                                            0.6      1.4      0.3      0.2      0.5
                                              ------   ------   ------   ------   ------
     Total revenues                            338.3    329.2    298.4    274.5    252.4
Benefits and reserve increases                 192.9    207.6    177.1    170.1    153.2
Insurance and other expenses                    91.9     85.2     83.3     61.2     63.4
                                              ------   ------   ------   ------   ------
     Total benefits and expenses               284.8    292.8    260.4    231.3    216.6
Federal income taxes                            18.2     12.3     12.8     18.0      9.6
Income before cumulative effect
  of accounting changes (1)                     35.3     24.1     25.2     25.2     26.2
Cumulative effect of accounting changes (2)                                (1.2)
                                              ------   ------   ------   ------   ------
Net income (1)(2)                             $ 35.3   $ 24.1   $ 25.2   $ 24.0   $ 26.2
                                              ======   ======   ======   ======   ======


Earnings per share before cumulative effect
  of accounting changes (1)(3)                $  4.10  $  2.81  $  2.94  $  2.75  $  2.84
Earnings per share (1)(2)(3)                  $  4.10  $  2.81  $  2.94  $  2.61  $  2.84

Common stock and equivalents (3)                 8.6      8.6      8.5      8.5      8.5

Dividends declared                            $  4.1   $  4.1   $  4.1   $  6.0   $ 12.0
Cash dividend per common share (3)            $  0.48  $  0.48  $  0.48  $  0.70  $  1.40

Ratios of Earnings to Fixed Charges:
   Excluding interest on annuities
     and financial products (3)(4)               8.33     6.73     8.55    10.14     7.89

   Including interest on annuities
     and financial products (3)(5)               1.58     1.39     1.47     1.54     1.45


                                                             Year Ended December 31,
                                                ------------------------------------------------
                                                                                 (Predecessor
                                                                                   Company)
                                                                              ------------------
                                                  1996      1995      1994      1993      1992
                                                --------  --------  --------  --------  --------
                                            (Dollars in millions, except per share and in-force data)
Balance Sheet Data
Total investments                               $1,799.1  $1,796.1  $1,510.7  $1,427.4  $1,217.5
Total assets                                     2,338.3   2,281.4   2,042.0   1,829.1   1,599.7
Long-term debt                                      75.0      65.0      65.0
Shareholders' equity (6)                           355.2     348.4     245.3     355.7     308.5

Statutory Data

Life insurance in-force, in billions (7)        $   33.6  $   32.5  $   29.6  $   25.6  $   20.8
First year annualized life premiums (8)             49.6      46.9      46.7      45.4      32.0

Capital and surplus (9)                            148.3     126.0     120.4     113.2     121.8
Ratio of capital and surplus to insurance
  liabilities (10)                                  11.8%     10.4%     10.4%      9.7%     11.6%

(1) Income before cumulative effect of accounting changes and net income for 1993 were affected by the early adoption of FAS 114, and a change in estimate related to securitized investments.
(2) Cumulative effect of accounting changes for 1993 was the result of adopting FAS 106.
(3) For years 1992-1993, earnings per share, cash dividend per common share and earnings to fixed charges ratios are pro-forma for the interest on the debt outstanding and the change in capitalization as a result of the reorganization. The calculation is based on 8,547,727 shares outstanding for these two years.
(4) This ratio is comprised of the relationship of "earnings excluding interest on annuities and financial products" to "fixed charges excluding interest on annuities and financial products." (See Exhibit 12.01)
(5) This ratio is comprised of the relationship of "earnings" to "fixed charges." (See Exhibit 12.01)
(6) Shareholders' equity as of December 31, 1993 and thereafter includes the effect of the adoption of FAS 115.
(7)  Life insurance in-force is net of reinsurance.
(8) First year annualized life premiums consist of the initial premium payment for each policy, plus the remaining payments expected in the first policy year. Amounts in excess of the target premium on any universal life policy are credited at 10%. Actual premium payments may be higher or lower than first year annualized life premiums.
(9) For years 1992-1993, the decline in the Company's statutory capital and surplus was primarily due to dividends to LNC (the previous parent) of $18.0 million and the finalization of the 1980 to 1988 federal income tax audits, which resulted in nonrecurring charges that reduced surplus by $20.8 million.
(10) For purposes of computing the ratio of statutory capital and surplus to insurance liabilities, the numerator includes statutory capital and surplus plus the asset valuation reserve ("AVR") and/or mandatory securities valuation reserve ("MSVR"). The denominator consists of liabilities excluding AVR and/or MSVR.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-K contains forward looking statements that are qualified by the fact that actual results of the Company may differ materially from any such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business:

     1. Prevailing interest rate levels, which may affect the ability of the Company to sell its products, mortality experience, the market value of the Company's investments and the lapse rate of the Company's policies, notwithstanding product design features intended to enhance persistency of the Company's products.
     2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of the Company's products.
     3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the Company's products.
     4. Other factors affecting the performance of the Company, including, but not limited to, stock market performance, litigation and industry insolvencies.

Company Overview

     On October 13, 1993, LNL formed the Company to serve as a holding company for SCL and its subsidiary LSL. On January 19, 1994, LNL effected a reorganization in which it contributed $10 million in capital and all of the outstanding shares of SCL to the Company in exchange for 8,500,000 shares of the Company's Common Stock and a Term Note in the principal amount of $65 million. On February 2, 1994, LNL sold 100% of the outstanding common stock of the Company in an IPO for $187 million. All of the proceeds of the IPO, net of related issuance expenses, were received by LNL. Also at this date, certain officers were granted 47,727 shares of stock subject to restrictions which lapsed upon repayment of the Term Note. On March 1, 1996, the Company repaid the Term Note utilizing proceeds from the public sale of $75 million of medium term notes with an effective interest rate of 7.39% due in 2003. On April 26, 1995, AHL, a wholly owned subsidiary of the Company, was incorporated as an insurance company in Bermuda. AHL commenced operations in 1996, reinsuring life insurance policies for an unaffiliated reinsurance company.

     On February 23, 1997, ReliaStar and Security-Connecticut signed a definitive agreement to combine the two companies through the statutory merger of Security-Connecticut with and into ReliaStar. The Board of Directors of Security-Connecticut has unanimously approved the merger. Completion of the merger is subject to normal closing conditions, including approval by the Company's shareholders and various regulatory approvals. Provided there has been no material breach by ReliaStar of the representations, warranties, covenants and agreements of ReliaStar under the merger agreement, Security-Connecticut has agreed to pay ReliaStar $8 million if the merger agreement is terminated either as a result of (a) the modification or withdrawal, in any way detrimental to ReliaStar, of the recommendation of the Security-Connecticut Board with respect to the merger, or (b) the execution by Security-Connecticut of a definitive agreement with a party other than ReliaStar with respect to a publicly announced offer or intent to make an offer to acquire all or substantially all Security-Connecticut or its subsidiaries.

     Separately and not additionally, if the merger agreement is terminated by ReliaStar on the basis that the Security-Connecticut shareholders did not approve the merger, then Security-Connecticut would be required to pay ReliaStar $2.5 million to reimburse ReliaStar's expenses incurred in connection with the merger agreement. In addition to the foregoing $2.5 million payment, if an acquisition proposal is outstanding on the date of such termination, or at any time within 90 days thereafter, and an acquisition proposal is consummated within twelve months of the termination of the merger agreement, the Company has agreed to pay ReliaStar an additional $5.5 million. The foregoing discussion is qualified in its entirety by reference to the merger agreement filed as an exhibit to this report.

Industry Overview

     The demand for life insurance and tax-advantaged investment products should continue to increase as the aging population grows and becomes more aware of the need for income protection and retirement savings. According to the American
Council of Life Insurance ("ACLI"), life insurance companies have realized significant growth with total industry assets increasing at a compound annual growth rate of approximately 8% from 1991 to 1995, from $1.6 trillion in 1991 to $2.1 trillion in 1995. In addition, based on ACLI data, life insurance in-force increased at a compound annual growth rate of approximately 6% from 1991 to 1995, from $10.0 trillion in 1991 to $12.6 trillion in 1995. The market for annuity products has grown significantly as well. According to the ACLI, annuity premiums have grown at an average rate of more than 10% per year since 1991. Individual annuity considerations increased from $51.7 billion in 1991 to $77.4 billion in 1995, according to ACLI data.

     Concurrent with this growth in demand for life insurance and annuity products, the life insurance business in the United States has undergone major product and structural changes in response to increased competition from other financial intermediaries. Until the late 1970s, life insurance products consisted primarily of fixed premium/guaranteed cost value and death benefit whole life products, which combined a death benefit with cash accumulation. These products were competitive under stable and low interest rate environments; however, the volatile and high interest rate environments of the late 1970s and early 1980s caused many insurance buyers to consider other higher yielding financial products. As a result of the increase in competition from savings products offered by mutual funds, savings and loan associations, banks and other financial institutions, many insurers responded by offering products such as low-cost term insurance and higher yielding annuity products, in addition to their traditional products. In addition, the life insurance industry responded to the demand for capital accumulation insurance products by introducing universal life, variable life and variable universal life products which combine the tax-deferred income accretion of traditional insurance products with flexible payment features and yields comparable to other investment vehicles. A consolidation trend emerged in the industry in the 1990s, spurred on by factors such as intensified competition, focus on profitable growth, increased rating agency scrutiny and deregulation in the financial services industry.

     The following analysis of the consolidated results of operations and financial condition should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and accompanying notes included elsewhere herein.

Results of Operations

Year Ended December 31, 1996 compared to Year Ended December 31, 1995

     Premiums - Premiums decreased $5.8 million or 9.1% from $64.1 million in 1995 to $58.3 million in 1996 primarily due to the decrease in single premium immediate annuity premiums of $8.4 million and an increase in ceded premiums under various reinsurance agreements of $16.7 million, partially offset by an increase in term insurance premiums of $9.0 million and assumed reinsurance premiums of $9.5 million.

     On a statutory-basis, the Company's first year annualized life premiums on new life insurance sales for individual life insurance increased $2.7 million, or 5.6% from $46.9 million in 1995 to $49.6 million in 1996. This was primarily the result of a 24.1% increase in term life sales offset by a 5.2% decrease in universal life insurance sales. Although first year annualized life premiums increased in comparison to the prior year, such premiums decreased during the second half of 1996 in comparison to both the first half of 1996 and the last six months of 1995. The Company expects this trend to continue through at least the first quarter of 1997 due to the highly competitive insurance environment and the recent downgrade of the Company's claims paying ability by A.M. Best. Annualized annuity sales decreased $44.9 million or 45.9% from $97.7 million in 1995 to $52.8 million in 1996 due primarily to the relatively flat yield curve interest rate environment that has made fixed annuity products less attractive than variable annuity products. In addition, the Company elected to maintain profit margins on annuity products rather than sacrifice profitability to increase sales.

     Insurance Fees - Insurance fees increased $11.4 million, or 9.1%, from $125.5 million in 1995 to $136.9 million in 1996, reflecting primarily an increase in the mortality and expense assessments for universal life products of $5.2 million and $4.9 million, respectively. The mortality and expense assessment increases resulted from (i) growth of in-force universal life business from $13.4 billion at December 31, 1995 to $14.1 billion at December 31, 1996 and (ii) aging of the in-force business resulting in higher average mortality charges.

     Net Investment Income - Net investment income increased $3.4 million, or 2.6%, from $132.0 million in 1995 to $135.4 million in 1996. This reflects the increase in the cost basis of invested assets, offset by a lower effective yield on such assets. The amortized cost of invested assets was $1.8 billion at December 31, 1996 compared to $1.7 billion at December 31, 1995, reflecting an increase due to cash flow from sales of life insurance and annuities. The effective yield on invested assets was 7.6% for 1996 compared with 7.9% for 1995.

     Realized Gains on Investments - Net realized gains on investments were $7.3 million in 1996 compared with $6.2 million in 1995. The 1996 gains were the result of net realized gains from the sale of investments of $8.8 million, partially offset by increases in the allowance for losses and permanent impairment writedowns of $1.0 million and deferred policy acquisition costs ("DAC") associated with realized gains of $0.5 million. The 1995 gains were the result of net realized gains of $15.1 million from the sale of investments partially offset by increases in the allowance for losses and permanent impairment writedowns of $4.3 million and DAC associated with realized gains of $4.6 million. One investment represented $3.0 million of the $4.3 million increase in allowance for losses in 1995.

     Benefits and Reserve Increases - Benefits and reserve increases decreased $14.7 million, or 7.0%, from $207.6 million in 1995 to $192.9 million in 1996. Life and annuity benefits decreased $9.6 million, or 9.4%, from $99.7 million in 1995 to $90.1 million in 1996. The Company's life claim experience for 1996 was favorable compared to plan by $2.8 million, or approximately $0.21 per share, after-tax, and was approximately $7.4 million below 1995. Interest credited to policyholders decreased $2.1 million, or 2.4%, from $87.0 million in 1995 to $84.9 million in 1996 due primarily to a slight decrease in crediting rates as a result of rate resets on contract anniversary dates.

     Insurance and Other Expenses - Insurance and other expenses increased $6.6 million, or 7.8%, from $85.2 million in 1995 to $91.8 million in 1996. Commissions, net of DAC, increased $1.0 million, or 3.0%, from $32.0 million in 1995 to $33.0 million in 1996. This increase in net commission expense was due to a decrease in the deferral of commissions on new business as a result of an increase in reinsurance ceded in connection with the quota share reinsurance agreements. General administrative and other operating costs, net of DAC, increased $5.6 million, or 10.7%, from $53.2 million in 1995 to $58.8 million in 1996 primarily due to: (i) an increase in legal costs, including additions to reserves, of $3.7 million, (ii) an increase in staff related expenses of $4.6 million, and (iii) an increase in interest expense of $1.0 million, partially offset by a reduction in taxes, licenses and fees expense of $6.5 million, primarily due to the release of a portion of the liability for guaranty fund assessments.

     Federal Income Taxes - Federal income taxes increased $5.9 million from $12.3 million in 1995 to $18.2 million in 1996. This was primarily due to higher pre-tax operating income. Effective tax rates were 34.0% and 33.8% in 1996 and 1995, respectively, compared to a statutory rate of 35%.


Year Ended December 31, 1995 compared to Year Ended December 31, 1994

    Premiums - Premiums decreased $2.4 million, or 3.6%, from $66.5 million in 1994 to $64.1 million in 1995 due principally to a decrease in accident and health premiums from $4.8 million in 1994 to $2.5 million in 1995.

    On a statutory-basis, the Company's first year annualized life premiums on new life insurance sales for individual life insurance increased $0.2 million, or 0.4%, from $46.7 million in 1994 to $46.9 million in 1995. This was primarily the result of a 9.5% increase in universal life sales offset by a 8.8% decrease in term life insurance sales. Annualized annuity sales decreased $83.3 million or 46.0% from $181.0 million in 1994 to $97.7 million in 1995 due primarily to the changing interest rate environment that had made longer-term annuities less attractive than other investments such as certificates of deposit and equity securities and the Company's election to maintain interest rate spreads on its annuity products. First year annualized life premium from Lincoln Financial Group ("LFG") in 1995 accounted for approximately $6.6 million or 14.1% of the Company's total, compared with $6.6 million or 14.2% in 1994. LFG annuity sales in 1995 were $6.3 million, or 6.4% of the Company's total, compared with $13.3 million, or 7.3% in 1994. The level of life sales produced by LFG for SCL in 1996 was expected to decrease as LNC subsidiaries are manufacturing similar life products which LFG was permitted to sell in 1996.

    Insurance Fees - Insurance fees increased $8.6 million, or 7.4%, from $116.9 million in 1994 to $125.5 million in 1995, reflecting primarily an increase in the mortality and expense assessments for universal life products of $4.8 million and $5.0 million, respectively. The mortality and expense assessment increases resulted from (i) increased sales of universal life products, (ii) growth of in-force universal life business from $12.4 billion at December 31, 1994 to $13.4 billion at December 31, 1995 and (iii) aging of the in-force business resulting in higher average mortality charges.

    Net Investment Income - Net investment income increased $16.6 million, or 14.3%, from $115.4 million in 1994 to $132.0 million in 1995. This reflects the increase in the amount of invested assets and a slightly higher effective yield on such assets. The amortized cost of invested assets was $1.7 billion at December 31, 1995 compared to $1.6 billion at December 31, 1994, reflecting an increase due to cash flow from sales of life insurance and annuities. The effective yield on invested assets was 7.8% for 1994 compared with 7.9% for 1995.

     Realized Gains (Losses) on Investments - Net realized losses on investments were $0.7 million in 1994 compared with net realized gains of $6.2 million in 1995. The 1995 gains were the result of net realized gains from the sale of investments of $15.1 million, partially offset by increases in the allowance for losses and permanent impairment writedowns of $4.3 million and DAC associated with realized gains of $4.6 million. One investment represented $3.0 million of the increase in allowance for losses. The 1994 losses were the result of net realized capital gains of $3.5 million from the sale of investments offset by increases in the allowance for losses and permanent impairment writedowns of $2.7 million and DAC associated with realized gains of $1.3 million.

    Benefits and Reserve Increases - Benefits and reserve increases increased $30.5 million, or 17.2%, from $177.1 million in 1994 to $207.6 million in 1995. Life and annuity benefits increased $19.8 million, or 24.9%, from $79.9 million in 1994 to $99.7 million in 1995. The Company's life claim experience for 1995 was unfavorable compared to expected experience by $14.3 million, or 21.1%, and was approximately $17.1 million above 1994. Subsequent mortality studies indicated that the adverse mortality was not attributable to any single source of business, product or cause of death. Interest credited to policyholders increased $11.3 million, or 14.9% from $75.7 million in 1994 to $87.0 million in 1995 due primarily to the growth of account values of annuity, universal life and other interest sensitive products, offset somewhat by a slight decrease in crediting rates.

    Insurance and Other Expenses - Insurance and other expenses increased $1.9 million, or 2.3%, from $83.3 million in 1994 to $85.2 million in 1995. Commissions, net of DAC, decreased $0.7 million, or 2.3%, from $32.7 million in 1994 to $32.0 million in 1995. This decrease in commission expense was due to the decrease in annuity sales in 1995. The 1994 net commission expense was negatively impacted by a refinement in the coinsurance commission DAC estimate of $1.8 million. General administrative and other operating costs, net of DAC, increased $2.6 million, or 5.2%, from $50.6 million in 1994 to $53.2 million in 1995 primarily due to (i) an increase in guaranty fund assessments of $3.1 million, and (ii) an increase in interest expense of $1.7 million.

    Federal Income Taxes - Federal income taxes decreased $0.5 million from $12.8 million in 1994 to $12.3 million in 1995. This was primarily due to lower pre-tax operating income. Effective tax rates were 33.8% and 33.7% in 1995 and 1994, respectively compared to a statutory rate of 35%.


Liquidity and Capital Resources

Liquidity for the Holding Company

     As a holding company whose principal assets are the investments in AHL and SCL and its wholly owned insurance subsidiary, the Company's future ability to pay operating expenses, meet debt service payments and make dividend payments to shareholders depends upon receiving sufficient funds from SCL and AHL. Those funds may come either from dividend payments or payments for services, which may be provided by the Company to SCL.

     On June 8, 1995, the Company registered $100 million of debt securities on Form S-3 with the Securities and Exchange Commission. The Company sold $75 million of medium term debt securities ("Debt") on March 1, 1996 and used $65 million of the net proceeds to repay the Term Note to LNL. The remainder of the proceeds was used for general corporate purposes. The Debt has an effective rate of 7.39% and is due March 1, 2003 and may not be redeemed prior to maturity. Interest on the Debt is payable semiannually in arrears on March 1 and September 1 of each year. Interest payments began on September 1, 1996.

Liquidity for Insurance Operations

     The principal requirement for liquidity in connection with SCL's insurance operations is its contractual obligations to policyholders and annuitants, and its payment of dividends to the Company. SCL's contractual obligations include payments of surrender benefits, guaranteed interest, contract withdrawals, claims under outstanding insurance policies and annuities, and policy loans. The primary source of meeting these contractual requirements is investment income from its total investment portfolio, scheduled maturities from its fixed maturity security portfolio, and principal repayments from its mortgage portfolio, as well as a portion of premium income.

     To provide for additional liquidity to meet normal variations in contractual obligations, the Company maintains cash and short-term investments, and a significant portion (65.0% at December 31, 1996) of its invested assets in readily marketable public debt securities. The Company believes that its liquidity needs are adequately met with the aforementioned investment policies, combined with the contractual terms of its life insurance and annuity products.

     The Company's net cash flows used in operating activities were $69.0 million in 1996, $60.7 million in 1995 and $38.5 million in 1994. The cash flow statement for the Company has been prepared in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" ("FAS 95") which requires deposits of a financial institution to be recorded as financing activities. As universal life and single premium deferred annuity contracts are similar to deposits of a financial institution, cash receipts from policyholders and payments that represent a return of policyholder balances have been reported as financing activities in the Company's statement of cash flows. Net cash receipts of $126.1 million, $180.0 million and $265.1 million from these contracts were reported in financing activities in 1996, 1995 and 1994, respectively. If these net cash receipts are considered in conjunction with the Company's net cash used in operating activities, then cash derived from operating activities for 1996, 1995 and 1994 were $57.1 million, $119.3 million and $226.6 million, respectively. Operating cash flows in 1996 were negatively impacted by higher insurance and operating expenses.

     At December 31, 1996, the fair value of Security-Connecticut's investment in fixed maturity securities was $1.6 billion, 93.8% of which were investment-grade securities. This includes $368.5 million, or 23.2% of the investment-grade securities that were invested in fixed maturity securities rated BBB by S&P, which represents the lowest category of investment grade, or were of a comparable credit quality. A rating of "BBB," according to S&P, indicates that the security "exhibits adequate protection parameters, but adverse economic conditions or changing circumstances are more likely to lead to weakened capacity to pay." Security-Connecticut maintains approximately 66.7% ($1.2 billion at December 31, 1996) of its invested assets in cash, equities and highly liquid investment-grade securities, which could be sold to meet unusual liquidity needs.

     The Company has entered into several interest rate cap agreements as a hedge against rising interest rates in its SPDA investment portfolio. As of December 31, 1996, these agreements established cap rates ranging from 7.07% to 12.5% on notional principal of $510 million with termination dates through 2001. The aggregate cost of $3.6 million is being amortized to net investment income over the effective life of the caps. These investments are reported as fixed maturity securities and classified as available-for-sale and are carried at fair value ($1.9 million as of December 31, 1996) with unrealized gains and losses reported in shareholders' equity. The Company is exposed to credit loss in the event of non-performance by counterparties on the caps. Due to the high quality rating of the counterparties, the Company does not anticipate non-performance by any of the counterparties. The amount of such exposure is approximately the unrealized gain in such contracts as interest rates rise.

     The NAIC has a system for assessing the adequacy of statutory capital and surplus for life and health insurers. The system, known as risk-based capital ("RBC"), augments the states' current fixed dollar minimum capital requirements and was effective beginning with annual statutory reports in 1993. The focus of the system is a risk-based formula that applies prescribed factors to various risk elements in an insurer's business to develop a minimum capital requirement that is proportional to the amount of risk assumed by the insurer. Based on computations made by the Company in accordance with the prescribed formula, RBC at December 31, 1996, for both SCL and LSL, significantly exceeded the minimum capital requirements as produced by the RBC formula.

     SCL's capital and surplus increased from $121.8 million at December 31, 1992 to $148.3 million at December 31, 1996, due to favorable earnings offset, in part, by dividends paid to its parent. It is expected that SCL will continue to make dividend payments to its parent and continue to add new business, which may result in a decline of surplus. Even if SCL's surplus increases, the ratings from A.M. Best, S&P and Moody's could be subject to a downgrade as the Company experienced in November 1996 by A.M. Best. If a downgrade were to materialize, sales of the Company's products could be adversely affected. The Company continues to pursue courses of action, such as expense containment and limits on capital purchases, which could help mitigate any future decrease in surplus or rating reclassifications. There are no assurances that any of these, or other actions, would result in alleviating future surplus declines or rating reclassifications.

Inflation and Interest Rate Changes

     The Company does not believe that inflation has had a material effect on its results of operations. The Company manages its investment portfolio, in part, to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline (as was the case in 1995), the Company's fixed maturity investments generally will increase in market value, while net investment income may decrease as fixed maturity investments mature or are sold and proceeds are reinvested at the declining rates. If interest rates increase (as was the case in 1996), the Company's fixed maturity investments generally will decrease in market value, while net investment income may increase as fixed maturity investments mature or are sold and proceeds are reinvested at the increased rates.

     Interest rate changes may have temporary effects on the sale and profitability of the universal life and annuity products offered by the Company. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by the Company's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the rate credited to holders of its universal life and annuity products. The Company monitors interest rates with respect to a spectrum of durations and sells policies and annuities that permit flexible responses to interest rate changes as part of the Company's management of interest spreads.

Item 8 - Financial Statements and Supplementary Data

Consolidated Financial Statements

     The  consolidated   financial   statements  of   Security-Connecticut   and
subsidiaries follow on pages 30 through 58.


Unaudited Operating Results by Quarter

     The unaudited operating results by quarter are reported in Note 14 of the consolidated financial statements of Security-Connecticut Corporation.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Security-Connecticut Corporation

     We have audited the accompanying consolidated balance sheets of Security-Connecticut Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security-Connecticut Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                           /s/ Ernst & Young LLP
                                                               ERNST & YOUNG LLP



Hartford, Connecticut
February 23, 1997

                        SECURITY-CONNECTICUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                                                            December 31,
                                                                     ------------------------
                                                                        1996          1995
                                                                     ----------    ----------
ASSETS
  Investments:
    Securities available-for-sale, at fair value:
      Fixed maturity securities (cost: 1996-$1,555,884;
        1995-$1,469,970)                                             $1,587,309    $1,564,576
      Equity securities (cost: 1996-$1,913, 1995-$3,435)                  1,930         6,331
  Mortgage loans on real estate                                         128,530       145,080
  Policy loans                                                           74,393        73,916
  Other invested assets                                                   6,914         6,221
                                                                     ----------    ----------
      Total investments                                               1,799,076     1,796,124
  Cash and invested cash                                                 29,027        29,753
  Deferred policy acquisition costs                                     388,668       335,821
  Premiums and fees receivable                                            7,860         5,871
  Accrued investment income                                              28,798        28,710
  Goodwill                                                               20,653        21,557
  Property and equipment                                                  8,516         9,455
  Acquired insurance in-force                                             8,284         8,966
  Amounts recoverable from reinsurers                                    39,616        34,974
  Other assets                                                            7,772        10,188
                                                                     ----------    ----------
      Total assets                                                   $2,338,270    $2,281,419
                                                                     ==========    ==========

LIABILITIES
  Future policy benefits and claims                                  $1,735,277    $1,682,364
  Contractholder funds                                                   61,407        49,978
  Long-term debt                                                         75,000        65,000
  Federal income taxes payable                                           20,909        38,178
  Dividends payable                                                       1,027         1,066
  Accrued expenses and other liabilities                                 88,185        95,137
  Deferred gain on sale/leaseback                                         1,233         1,334
                                                                    -----------    ----------
      Total liabilities                                               1,983,038     1,933,057

SHAREHOLDERS' EQUITY
  Preferred stock,  par value $0.01 per share;
    Authorized - 10,000,000  shares;
    issued and outstanding - none
  Common  stock,  par value $0.01 per share;
    Authorized - 50,000,000  shares;
    issued and outstanding 1996 - 8,564,626 shares;
    less 4,782 treasury shares; 1995 - 8,556,903 shares                      86            86
  Paid-in capital                                                        82,558        82,405
  Deferred compensation                                                                  (379)
  Net unrealized gains on securities available-for-sale                  10,873        35,748
  Retained earnings                                                     261,715       230,502
                                                                     ----------    ----------
      Total shareholders' equity                                        355,232       348,362
                                                                     ----------    ----------
      Total liabilities and shareholders' equity                     $2,338,270    $2,281,419
                                                                     ==========    ==========



                       See notes to consolidated financial statements.

                        SECURITY-CONNECTICUT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                   Year ended December 31,
                                              ---------------------------------
                                                1996        1995         1994
                                              ---------   ---------   ---------
REVENUES
   Premiums                                   $  58,261   $  64,085   $  66,503
   Insurance fees                               136,864     125,481     116,875
   Net investment income                        135,361     131,974     115,464
   Realized gains (losses) on investments         7,251       6,166        (726)
   Other                                            610       1,451         255
                                              ---------   ---------   ---------
      Total revenues                            338,347     329,157     298,371

BENEFITS AND EXPENSES
   Benefits and reserve increases               192,933     207,558     177,094
   Insurance and other expenses                  91,843      85,203      83,310
                                             ----------   ---------   ---------
      Total benefits and expenses               284,776     292,761     260,404
                                              ---------   ---------   ---------

Income before federal income taxes               53,571      36,396      37,967

Federal income taxes                             18,226      12,286      12,808
                                              ---------   ---------   ---------
      NET INCOME                              $  35,345   $  24,110   $  25,159
                                              =========   =========   =========


EARNINGS PER COMMON SHARE                     $    4.10   $    2.81   $    2.94
                                              =========   =========   =========


DIVIDENDS DECLARED PER COMMON SHARE           $    0.48   $    0.48   $    0.48
                                              =========   =========   =========


Common stock and equivalents                  8,628,398   8,590,376   8,547,727


















                 See notes to consolidated financial statements.


                        SECURITY-CONNECTICUT CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                                                  Year ended December 31,
                                                            ----------------------------------
                                                               1996        1995         1994
                                                            ---------   ---------    ---------
Common Stock:
    Balance at beginning of year                            $      86   $      85
    Issuance of common stock                                                    1    $      85
                                                            ---------   ---------    ---------
       Balance at end of year                                      86          86           85

Paid-in Capital:
    Balance at beginning of year                               82,405      82,186
    Issuance of common stock                                      258         219      136,136
    Note payable                                                                       (65,000)
    Capital contribution                                                                10,000
    Issuance of restricted common stock                                                  1,050
    Treasury stock acquired                                      (105)
                                                            ---------   ---------    ---------
       Balance at end of year                                  82,558      82,405       82,186

Common Stock and Paid-in Capital of Predecessor Company:
    Balance at beginning of year                                                       136,221
    Reorganization of subsidiary, at book value                                       (136,221)
                                                                                     ---------
       Balance at end of year                                                                0

Deferred Compensation:
    Balance at beginning of year                                 (379)       (729)           0
    Issuance of restricted common stock                                                 (1,050)
    Change for the year                                           379         350          321
                                                            ---------   ---------    ---------
       Balance at the end of year                                   0        (379)        (729)

Net Unrealized Gains (Losses) on Securities Available-For-Sale:
    Balance at beginning of year                               35,748     (46,730)      30,050
    Change for the year                                       (24,875)     82,478      (76,780)
                                                            ---------   ---------    ---------
       Balance at end of year                                  10,873      35,748      (46,730)

Retained Earnings:
    Balance at beginning of year                              230,502     210,497      189,442
    Net income                                                 35,345      24,110       25,159
    Dividends to shareholders                                  (4,108)     (4,105)      (4,104)
    Treasury stock acquired                                       (24)
                                                            ---------   ---------    ---------
       Balance at end of year                                 261,715     230,502      210,497
                                                            ---------   ---------    ---------


Total shareholders' equity at end of year                   $ 355,232   $ 348,362    $ 245,309






                 See notes to consolidated financial statements.


                        SECURITY-CONNECTICUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                                     Year ended December 31,
                                                                ---------------------------------
                                                                   1996        1995        1994
                                                                ---------   ---------   ---------
Operating activities
Net income                                                      $  35,345   $  24,110   $  25,159
Adjustments to reconcile net income to net cash used:
   Deferred policy acquisition costs:
      Amortization                                                 35,498      35,539      36,506
      Deferral                                                    (57,873)    (68,333)    (72,263)
   Increase in accrued investment income                              (88)     (1,175)     (5,907)
   Decrease in policy liabilities and contractholder funds        (64,985)    (47,269)    (24,423)
   Decrease in federal income taxes payable                        (3,867)    (10,645)     (1,309)
   Net amortization of acquired insurance in-force and goodwill     1,586       1,630       1,742
   Decrease (increase) in amounts recoverable from reinsurers      (4,642)      6,828     (18,051)
   Decrease (increase) in premiums and fees receivable             (1,989)      3,295        (359)
   Realized (gains) losses on investments                          (7,251)     (6,166)        726
   Other                                                             (765)      1,504      19,631
                                                                ---------   ---------   ---------
Net cash used in operating activities                             (69,031)    (60,682)    (38,548)

Investing activities
Fixed maturity securities available-for-sale:
   Purchases                                                     (373,321)   (553,806)   (602,712)
   Sales                                                          225,842     203,294     281,647
   Maturities                                                      63,440     215,128      75,808
Equity securities:
   Purchases                                                       (3,206)     (4,793)     (1,008)
   Sales                                                            8,178       8,880       5,433
Purchases of other investments                                     (1,532)     (6,618)     (3,792)
Sales or maturities of other investments                           17,989      21,895      18,461
Other                                                              (1,592)      3,648        (522)
                                                                ---------   ---------   ---------
Net cash used in investing activities                             (64,202)   (112,372)   (226,685)
                                                                ---------   ---------   ---------

Financing activities
Universal life and investment contract deposits                   243,430     261,715     325,229
Universal life and investment contract withdrawals               (117,284)    (81,733)    (60,163)
Issuance of long-term debt                                         75,000
Repayment of long-term debt                                       (65,000)
Dividends to shareholders                                          (4,108)     (4,105)     (3,060)
Issuance of common stock                                              258         220
Issuance of restricted common stock                                                         1,050
Acquisition of treasury stock                                        (129)
Capital contribution                                                                       10,000
Other                                                                 340         372        (729)
                                                                ---------   ---------   ---------
Net cash provided by financing activities                         132,507     176,469     272,327
                                                                ---------   ---------   ---------

Net increase (decrease) in cash and invested cash                    (726)      3,415       7,094
Cash and invested cash at beginning of year                        29,753      26,338      19,244
                                                                ---------   ---------   ---------

Cash and invested cash at end of year                           $  29,027   $  29,753   $  26,338
                                                                =========   =========   =========




                 See notes to consolidated financial statements.

                        SECURITY-CONNECTICUT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Significant Accounting Policies

Organization

     Security-Connecticut Corporation ("Security-Connecticut" or the "Company") is an insurance holding company which owns 100% of the outstanding stock of Security-Connecticut Life Insurance Company ("SCL") and its wholly owned subsidiary Lincoln Security Life Insurance Company ("LSL"). The Company also owns 100% of Arrowhead Ltd. ("AHL"), an insurance company incorporated in Bermuda in 1995. The Company, through SCL and LSL, offers a diverse portfolio of individual life insurance and annuity products to customers throughout the 50 states, the District of Columbia and Guam. Included in the portfolio of products are universal life, interest sensitive whole life, term life, single premium deferred and immediate annuities, as well as a small amount of group life and accident and health insurance. Most of the Company's sales for 1996 were related to term, universal life and single premium deferred annuity products. The Company provides its products through a non-exclusive, independent general agency system. Within the independent agency system, the Company accesses three principal distribution channels: wholesale, retail and special markets that are geographically diverse. In January 1996, AHL began operating as a small reinsurance company reinsuring life insurance policies of an unaffiliated reinsurance company. AHL had assumed premiums of approximately $9.5 million, in 1996.

     On October 13, 1993, Lincoln National Life Insurance Company ("LNL") formed the Company to serve as a holding company for SCL and its subsidiary LSL. On January 19, 1994, LNL effected a reorganization in which it contributed $10 million in capital and all of the outstanding shares of SCL to the Company in exchange for 8,500,000 shares of the Company's Common Stock and a Term Note in the principal amount of $65 million. On February 2, 1994, LNL sold 100% of the outstanding common stock of the Company in an Initial Public Offering ("IPO") for $187 million. All of the proceeds of the IPO, net of related issuance expenses, were received by LNL. Also at that date, certain officers were granted 47,727 shares of stock subject to restrictions which lapsed upon repayment of the Term Note on March 1, 1996. The Company sold $75 million of medium term debt securities on March 1, 1996 and used $65 million of the net proceeds to repay the Term Note to LNL. (See Note 4)

     On February 23, 1997, ReliaStar Financial Corp. ("ReliaStar") and Security-Connecticut signed a definitive agreement to combine the two companies through the merger of Security-Connecticut into ReliaStar in a stock-for-stock exchange (see Notes 7, 9 and 13).

Basis of Financial Statements

     The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles ("GAAP"), which vary from statutory accounting practices prescribed or permitted by insurance regulatory authorities (see Note 9). They include the accounts of the Company and its subsidiaries, SCL and its wholly owned subsidiary, LSL, and AHL. Significant intercompany transactions and balances have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements, and that affect the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from these estimates.

Investments

     All fixed maturity securities (bonds) and equity securities (common and preferred stock) are classified as available-for-sale and, accordingly, are carried at fair value. The cost of fixed maturity securities is adjusted for amortization of premium or discount through charges or credits to net investment income. Changes in the fair values of available-for-sale securities are reported directly in shareholders' equity after adjustments for related amortization of deferred policy acquisition costs ("DAC") and changes in other policy-related liabilities, net of tax, which would have been required had these securities actually been sold.

     For the securitized investment portion of the fixed maturity securities portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic lives of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. This adjustment is reflected in net investment income.

     Mortgage loans and policy loans are carried at unpaid balances net of allowances for uncollectible amounts. The determination of declines in value deemed other than temporary and related adjustments are made on a quarterly basis by management in consultation with its investment advisor. The change in these allowances is reported as realized gains (losses) on investments.

     Realized gains (losses) on sales of investments are recognized in net income using the specific identification method. Realized gains (losses) on investments supporting interest-sensitive policies include adjustments for DAC and other policy-related liabilities.

     Interest on investments is recognized on the accrual basis as earned, and dividends on equity securities are recognized principally on the ex-dividend date. Interest on restructured loans is recognized on the cash basis.

Interest Rate Caps

     Interest rate caps are used as part of an overall interest rate risk management strategy for certain annuity products primarily to hedge the risk of investment losses due to product surrenders in an increasing interest rate environment. The cost is amortized over the lives of the caps. Interest rate caps are reported as fixed maturity securities and classified as available-for-sale and, accordingly, are carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity.

Cash and Invested Cash

     Cash and invested cash include all highly liquid debt instruments purchased with a maturity of three months or less. Carrying value approximates fair value.

Deferred Policy Acquisition Costs

     To the extent recoverable from future policy revenues and gross profits, commissions and other costs, net of commission and expense allowances for reinsurance ceded, incurred to acquire or renew universal life insurance and other interest-sensitive life insurance, traditional life insurance, and annuities that vary with and are primarily related to the production of new business, have been deferred. DAC for universal life insurance policies and deferred annuities is amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins. Traditional life DAC is amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy reserves.

Acquired Insurance In-Force

     The value of acquired insurance in-force represents the present value of future profits of the business in force on October 31, 1979 (the date LNC acquired SCL), using a discount rate of 15%. Interest is accreted at 15% per annum, and the present value of future profits is amortized over the estimated premium-paying period in proportion to the ratio of annual anticipated premium revenues to total anticipated premium revenues. Generally, the same assumptions used in calculating the liability for future policy benefits (also referred to as policy reserves) were used in computing the anticipated annual profits. Accumulated amortization was $60.8 million and $60.1 million at December 31, 1996 and 1995, respectively. The carrying value of acquired insurance in-force is reviewed periodically for indicators of impairment in value.

Goodwill

     The excess of the purchase price over the fair value of identifiable net assets acquired is being amortized on a straight-line basis over a period of 40 years. Accumulated amortization was $16.3 million and $15.4 million at December 31, 1996 and 1995, respectively. The carrying value of goodwill is reviewed periodically for indicators of impairment in value.

Property and Equipment

     Property and equipment owned for Company use is carried at cost less allowances for depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets.

Future Policy Benefits and Unpaid Claims

     The liabilities for future policy benefits for universal life insurance policies and deferred annuities consist of policy account balances that accrue to the benefit of the policyholders, without reduction (or offset) for/by surrender charges. Interest-crediting rates for these products during 1996, 1995 and 1994 ranged from 4.05% to 8.00%. The liabilities for future policy benefits for traditional life policies and immediate annuities are computed using a net level premium method (i.e., the benefit and expense net premiums determined as a level percentage of the corresponding gross premiums) and assumptions of investment yields, mortality and withdrawals based principally on Company experience projected at the time of policy issue, with provisions for possible adverse deviations.

     Interest assumptions for traditional direct individual life reserves for all policies range from 2.25% level to 10.00% level. Mortality assumptions for traditional life business issued prior to mid-1987 are equal to varying percentages of the 1965-70 Select and Ultimate Table depending on age, duration and underwriting classification; for issues after mid-1987, the underlying table is the 1975-80 Select and Ultimate Table. Withdrawal assumptions are based on Company experience and vary by plan and policy duration.

     Policy benefits are charged to expense in the period incurred. All insurance related benefits and expenses are reported net of reinsurance ceded; policy liabilities and accruals are reported gross of reinsurance ceded.

     The liability for unpaid claims is based on estimates of ultimate payments to be made for the individual claims reported and unreported. In addition SCL and LSL pay interest to policy beneficiaries in the ordinary course of paying death claims. Cash paid for interest for 1996, 1995 and 1994, was $3.5 million, $4.4 million and $3.2 million, respectively.

Recognition of Premium Revenue, Insurance Fees and Benefits

     Revenue for universal life insurance policies consists of policy charges for the cost of insurance, administration, and surrenders that have been assessed against policy account balances during the period. Universal life revenue also includes policy initiation fees that are deferred and amortized in relation to the estimated future gross profits of the policies. Expenses for universal life insurance policies include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Expenses for deferred annuities include interest credited to account balances. Premiums for traditional individual life policies and immediate annuities are recognized as revenue over the premium-paying period. All insurance related revenue and expenses are reported net of reinsurance ceded.

     In the accompanying financial statements, amounts reported as premiums include premiums earned from traditional life, group life, health insurance and immediate annuities, net of related reinsurance amounts.

Reinsurance

     The Company is involved in both the cession and assumption of reinsurance with other companies, including former affiliates. The Company has established retention limits which it believes are appropriate for its business. The portion of risk that exceeds the retention limits is reinsured with other insurers.

     Risk associated with universal life and traditional life insurance is reinsured through first dollar quota share, yearly renewable-term and co-insurance reinsurance contracts. Expenses associated with ceded reinsurance are recognized over the life of the reinsured policies.

     Amounts  recoverable from reinsurers for unpaid losses, and future life and
health  benefits,   are  recorded  in  a  manner  consistent  with  the  related liabilities associated with the reinsured policies.

Stock Incentive Plan

     The Company grants stock options for a fixed number of shares to employees, with an exercise price equal to the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25 and, accordingly, recognizes no compensation expense for the stock option grants.

Income Taxes

     The Company accounts for income taxes in accordance with FAS Statement No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis assets and liabilities, principally DAC, unrealized gains (losses) on available-for-sale securities, acquired insurance in-force and liabilities for future policy benefits and claims.

Earnings and Dividends Per Common Share

     Primary earnings per common share is based on the weighted average number of common shares outstanding during the periods presented including, if applicable, dilutive common stock equivalents. Common stock equivalents consist of stock options for the period prior to their exercise or cancellation. Fully diluted earnings per common share are not presented as they are not materially different from primary earnings per common share.

Reclassifications

     Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation. These reclassifications had no impact on the previously reported net income.

2.   Recently Issued Accounting Standards

Stock-Based Compensation

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which became effective in 1996, and provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for stock-based compensation issued to employees. FAS 123 allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under APB No. 25, FAS 123 requires disclosure of the pro-forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The Company has not adopted the recognition and measurement provisions of FAS 123 and will continue to account for stock-based compensation under APB No. 25. Accordingly, adoption of FAS 123 only requires additional financial statement footnote disclosures. See Note 7 for disclosures.

Investments

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Company will apply the new rules prospectively to transactions beginning in the first quarter of 1997. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the financial statements.

3.   Investments and Fair Value of Financial Instruments

     Major categories of net investment income consisted of the following:

                                                   Year ended December 31,
                                              ---------------------------------
                                                1996        1995         1994
                                              ---------   ---------   ---------
                                                        (000s omitted)
Fixed maturity securities                     $ 116,877   $ 112,726   $  95,323
Equity securities                                    10          36          98
Mortgage loans                                   13,634      15,092      17,380
Policy loans                                      5,104       5,344       4,855
Other invested assets                             3,385       1,888       1,671
                                              ---------   ---------   ---------
   Total investment income                      139,010     135,086     119,327
Investment expenses                               3,649       3,112       3,863
                                              ---------   ---------   ---------
   Net investment income                      $ 135,361   $ 131,974   $ 115,464
                                              =========   =========   =========


     Realized gains (losses) on investments consisted of the following:

                                                    Year ended December 31,
                                               --------------------------------
                                                  1996       1995        1994
                                               ---------  ---------   ---------
                                                        (000s omitted)
Fixed maturity securities available-for-sale:
  Gross gains                                 $   6,306   $   9,494   $   7,493
  Gross losses                                   (3,091)     (1,353)     (7,621)
Equity securities:
  Gross gains                                     4,520       5,684       2,154
  Gross losses                                   (1,069)       (260)       (235)
Mortgage loans:
  Gross gains                                     1,335         887         595
  Gross losses                                                 (678)
Real estate                                         (37)
Policy loans*                                       (18)        (11)         (4)
Other invested assets*                             (695)     (7,597)     (3,108)
                                              ---------   ---------   ---------
   Realized gains (losses) on investments         7,251       6,166        (726)
Tax benefit (expense)                            (2,533)     (2,158)        254
                                              ---------   ---------   ---------
   Net realized gains (losses) on investments $   4,718   $   4,008   $    (472)
                                              =========   =========   =========

* 1995 and 1994 amounts consist principally of provisions for losses, net of recoveries. The realized losses on other invested assets also reflect the amortization of DAC recognized upon the realization of gains above.

     Increases (decreases) in provisions for losses, which are included in the realized gains (losses) on investments shown above are as follows:

                                                   Year ended December 31,
                                              ---------------------------------
                                                 1996        1995        1994
                                              ---------   ---------   ---------
                                                       (000s omitted)

Mortgage loans on real estate                 $    (896)  $    (852)  $  (2,586)
Policy loans                                         22          21          19
Other invested assets                            (4,601)      2,976       1,625
                                              ---------   ---------   ---------
   Total                                      $  (5,475)  $   2,145   $    (942)
                                              =========   =========   =========

     The cost information for mortgage loans, policy loans and other invested assets is net of allowances for losses. The cost and allowances for such items are as follows:
                                                     December 31,
                                   ---------------------------------------------
                                            1996                   1995
                                   ----------------------  ---------------------
                                      Cost     Allowances     Cost    Allowances
                                   ----------  ----------  ---------- ----------
                                                   (000s omitted)
Mortgage loans                     $  128,870  $      340  $  146,316 $    1,236
Policy loans                           74,719         326      74,220        304
Other invested assets                   6,914                  10,822      4,601

     The change in unrealized gains (losses) on investments consisted of the following:

                                                   Year ended December 31,
                                              ---------------------------------
                                                 1996        1995       1994
                                              ----------  ---------- ----------
                                                        (000s omitted)

Fixed maturity securities                    $   63,181)  $  153,111 $ (144,232)
Equity securities                                (2,879)       3,509     (1,041)
                                             ----------   ---------- ----------
   Total unrealized gains (losses)           $  (66,060)  $  156,620 $ (145,273)
                                             ==========   ========== ==========

     The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale are as follows:

                                                             December 31, 1996
                                                          ----------------------
                                             Amortized       Gross Unrealized
                                             ----------   ----------------------
                                                Cost         Gains       Losses    Fair Value
                                             ----------   ----------   ---------   ----------
                                                              (000s omitted)
Fixed maturity securities:
   Corporate bonds                           $  916,150   $   30,521   $   8,583   $  938,088
   Securitized investments                      439,341       11,092       3,339      447,094
   Foreign government bonds                     146,137        5,451       1,317      150,271
   United States government bonds                52,256          285       2,681       49,860
   State and municipal bonds                      2,000                        4        1,996
                                             ----------   ----------   ---------   ----------
     Total fixed maturity securities          1,555,884       47,349      15,924    1,587,309
Equity securities                                 1,913           51          34        1,930
                                             ----------   ----------   ---------   ----------
   Total securities available-for-sale       $1,557,797   $   47,400   $  15,958   $1,589,239
                                             ==========   ==========   =========   ==========

                                                             December 31, 1995
                                              ------------------------------------------------
                                              Amortized       Gross Unrealized
                                                           ----------------------
                                                 Cost        Gains       Losses     Fair Value
                                              ----------   ----------   ---------   ----------
                                                               (000s omitted)
Fixed maturity securities:
   Corporate bonds                            $  837,608   $   64,495   $   2,680   $  899,423
   Securitized investments                       440,982       23,112       1,326      462,768
   United States government bonds                 48,070        1,459         111       49,418
   Foreign government bonds                      143,310       11,701       2,044      152,967
                                              ----------   ----------   ---------   ----------
      Total fixed maturity securities          1,469,970      100,767       6,161    1,564,576
Equity securities                                  3,435        4,040       1,144        6,331
                                              ----------   ----------   ---------   ----------
   Total securities available-for-sale        $1,473,405   $  104,807   $   7,305   $1,570,907
                                              ==========   ==========   =========   ==========


     Fair values for fixed maturity securities and equity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality and maturity of the investments.

     At December 31, 1996, fixed maturity securities with a fair value of approximately $3.4 million were on deposit with state insurance departments to satisfy regulatory requirements.

     The components of the balance sheet caption "net unrealized gains (losses) on securities available-for-sale" in shareholders' equity are summarized as follows:
                                                        December 31,
                                            -----------------------------------
                                               1996         1995         1994
                                            ----------   ----------   ---------
                                                      (000s omitted)

Fair value of securities                    $1,589,239   $1,570,907  $1,267,342
Amortized cost of securities                 1,557,797    1,473,405   1,326,460
                                            ----------   ----------   ---------
Net unrealized gains (losses)                   31,442       97,502     (59,118)
Adjustments:
   DAC                                         (16,563)     (47,526)     21,002
   Other policy liabilities                      1,832        5,012      (2,280)
   Deferred income taxes                        (5,838)     (19,240)     (6,334)
                                            ----------   ----------   ---------
     Net unrealized gains (losses) on
         available-for-sale securities      $   10,873   $   35,748  $  (46,730)
                                            ==========   ==========  ==========

     The increase in net unrealized gains (losses) and the adjustments to DAC and other policy liabilities reflect the effects the unrealized gains and losses have on DAC and other policy liabilities as if realized. The above adjustments to DAC and other policy liabilities are netted against the DAC and the future policy benefits and claims accounts in the accompanying balance sheets.

     The following data for fixed maturity securities is based on contractual maturities, except for securitized investments which are not due at a single maturity date. Actual maturities will differ in some cases because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
                                                            December 31, 1996
                                                          ----------------------
                                                          Amortized     Fair
                                                             Cost       Value
                                                          ----------  ----------
                                                              (000s omitted)
Due in one year or less                                   $   50,367  $   51,300
Due after one year through five years                        307,875     318,385
Due after five years through ten years                       415,337     425,321
Due after ten years                                          342,964     345,209
Securitized investments                                      439,341     447,094
                                                          ----------  ----------
   Total                                                  $1,555,884  $1,587,309
                                                          ==========  ==========

     The Company's recorded investment in impaired mortgage loans, net of allowances for loan losses, was $4.2 million, and $7.7 million, as of December 31, 1996 and 1995, respectively. The average recorded investment in impaired mortgage loans was $2.1 million, $1.5 million and $1.8 million for December 31, 1996, 1995 and 1994, respectively. Interest income of $0.6 million, $0.9 million and $1.8 million was recorded in 1996, 1995 and 1994, respectively. Progression of the allowance for loan losses for impaired mortgage loans is as follows:

                                                        December 31,
                                              ---------------------------------
                                                1996        1995        1994
                                              ---------   ---------   ---------
                                                      (000s omitted)

Balance at beginning of period                $   1,236   $   2,088   $   4,674
Provisions for losses                                           616       1,012
Releases, principally due to sales                 (896)     (1,468)     (3,598)
                                              ---------   ---------   ---------
   Balance at end of period                   $     340   $   1,236   $   2,088
                                              =========   =========   =========

     The Company invests in mortgage loans principally involving commercial real estate. At December 31, 1996, 43.2% of such mortgages ($55.5 million) involved properties located in California, Illinois, Massachusetts, Missouri, Pennsylvania and Texas. Such investments consist of first liens on completed income-producing properties. The maximum percentage of any one loan to its property value at the time of the loan is 75 percent. The Company is a participant in approximately $95 million of mortgage loans with LNL under which LNL has the right at any time on 10 days notice to purchase the Company's interest for the then-existing principal plus accrued interest.

     The Company has entered into several interest rate cap agreements, as a hedge against rising interest rates in its single premium deferred annuity investment portfolio. As of December 31, 1996, these agreements established cap rates ranging from 7.07% to 12.5% on notional principal of $510 million with termination dates through 2001. The aggregate cost of $3.6 million is being amortized to net investment income over the effective life of the caps. These investments are reported as fixed maturity securities and classified as available-for-sale and are carried at fair value ($1.9 million and $0.7 million in 1996 and 1995, respectively) with unrealized gains and losses reported in shareholders' equity. The Company is exposed to credit loss in the event of non-performance by counterparties on the caps. Due to the high quality rating of the counterparties, the Company does not anticipate non-performance by any of the counterparties. The amount of such exposure is approximately the unrealized gain in such contracts as interest rates rise.

     The following table summarizes the carrying amounts and estimated fair values of mortgage loans, policy loans, and deposit contract liabilities as of December 31, 1996 and 1995. The table excludes, other invested assets and cash and invested cash, all of which had fair values approximating carrying values. It also excludes fixed maturity and equity securities whose fair values are disclosed elsewhere in this footnote.

                                                 December 31,
                                ------------------------------------------------
                                         1996                      1995
                                -----------------------   ----------------------
                                              Estimated                Estimated
                                 Carrying       Fair      Carrying       Fair
                                  Amount        Value       Amount       Value
                                ----------   ----------   ---------   ----------
                                                 (000s omitted)
Assets
  Mortgage loans (1)            $  128,530   $  134,280   $ 145,080   $  153,858
  Policy loans (2)                  74,393       77,244      73,916       78,840

Liabilities
  Deposit contracts (2)(3)      $   21,383   $   20,884   $  24,451   $   24,106
  Long-term debt (4)                75,000       74,255      65,000       65,000

     (1) Estimated fair values for mortgage loans were established using a discounted cash flow method based on credit rating, maturity and future income when compared to the expected yield for mortgages having similar characteristics. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, caliber of tenancy, borrower and payment record. Fair values of impaired mortgage loans are measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's market price or the fair value of the collateral if the loan is collateral dependent. If the estimated fair value of the mortgage loan is less than the recorded investment in the loan, the difference is recorded in the allowance for loan losses account.

     (2) Estimated fair values for policy loans and deposit contracts were calculated on a composite discounted cash flow basis using risk free interest rates consistent with the maturity durations assumed. These durations were based on historical experience.

     (3) Deposit contracts are included in the consolidated balance sheets under the caption "Contractholder Funds." The remainder of the balance sheet caption "Contractholder Funds" that does not fit the definition of "investment-type insurance contracts" (i.e. deposit contracts) is considered insurance contracts. Fair value disclosures are not required for these insurance contracts and have not been determined. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk such that the Company's exposure to changing interest rates is minimized through the matching of investment maturities with amounts due under insurance contracts. It is important to note that readers of these financial statements could draw inappropriate conclusions about the Company's shareholders' equity, determined on a fair value basis, since only the fair value of assets and liabilities defined as financial instruments are disclosed. The Company and other companies in the insurance industry are monitoring the related actions of the various rule-making bodies and attempting to determine an appropriate methodology for estimating and disclosing the "fair value" of their insurance contract liabilities.

     (4) Estimated fair value of long-term debt was determined using a discounted cash flow method based on crediting rate, mortality and future income when compared to the expected yield for long-term debt having similar characterstics.

4.   Long-term Debt

     At December 31, 1995, the Company was obligated under a note payable to LNL for $65 million which bore interest at the 90-day LIBOR rate plus 0.75%. The note payable was incurred in connection with the pre-IPO reorganization (see
Note 1).

     On June 8, 1995, the Company registered $100 million of debt securities on Form S-3 with the Securities and Exchange Commission. The Company sold $75 million of medium term debt securities ("Debt") on March 1, 1996 and used $65 million of the net proceeds to repay the Term Note to LNL. The remainder of the proceeds was used for general corporate purposes. The Debt has an effective rate of 7.39%, is due March 1, 2003 and may not be redeemed prior to maturity. Interest on the Debt is payable semiannually in arrears on March 1 and September 1 of each year. Interest payments began on September 1, 1996. In 1996, 1995 and 1994 the Company paid interest of $4.4 million, $4.5 million and $2.2 million, respectively, on both the LNL note payable and the Debt.

     The indenture agreement covering the Debt contains several debt covenants that, among other things: (i) places limitations on liens, (ii) requires prompt payments, (iii) requires continued corporate existence and (iv) limits the issue or disposition of capital stock of any subsidiary. The Company has complied with all debt covenants during 1996.

5.   Federal Income Taxes

     Federal income tax expense consisted of the following:

                                                     Year ended December 31,
                                                  ------------------------------
                                                    1996       1995       1994
                                                  --------   --------   --------
                                                          (000s omitted)
Current                                           $ 25,075   $ 20,247   $ 10,804
Deferred                                            (6,849)    (7,961)     2,004
                                                  --------   --------   --------
Total                                             $ 18,226   $ 12,286   $ 12,808
                                                  ========   ========   ========

     Federal income taxes paid in 1996, 1995 and 1994 were $22.1 million, $22.9 million and $14.3 million, respectively.

     The effective tax rate on pre-tax income is different from the prevailing corporate federal income tax rate of 35%. A reconciliation of this difference follows:
                                                    Year ended December 31,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 --------   --------   --------
                                                         (000s omitted)

Tax rate times pre-tax income                    $ 18,750   $ 12,739   $ 13,288
Effect of:
   Tax-exempt investment income                      (212)      (295)      (397)
   Goodwill amortization                              317        317        317
   R&D tax credit                                    (336)
   Other                                             (293)      (475)      (400)
                                                 --------   --------   --------
   Provision for income taxes                    $ 18,226   $ 12,286   $ 12,808
                                                 ========   ========   ========
     Effective tax rate                             34.0%      33.8%     33.7%
                                                 ========   ========   ========

     Federal income taxes payable consisted of the following:

                                                              December 31,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
                                                             (000s omitted)

Current                                                  $    (510)   $  (3,532)
Deferred                                                    21,419       41,710
                                                         ---------    ---------
Total                                                    $  20,909    $  38,178
                                                         =========    =========

     The components of the net deferred liabilities were as follows:

                                                                December 31,
                                                            ---------  ---------
                                                              1996       1995
                                                            ---------  ---------
                                                                (000s omitted)
Total deferred tax liabilities:
   DAC                                                      $ 107,486  $  93,606
   Unrealized gains on available-for-sale securities           11,005     34,126
   Other                                                        6,183      9,244
                                                            ---------  ---------
     Total deferred tax liabilities                           124,674    136,976

Total deferred tax assets:
   Acquired insurance in-force                                 16,540     18,388
   Liabilities for future policy benefits and claims           61,339     54,160
   Acquisition load liability                                  16,817     11,618
   Tax basis adjustments on invested assets                      (258)     1,859
   Other                                                        8,817      9,241
                                                            ---------  ---------
     Total deferred tax assets                                103,255     95,266
                                                            ---------  ---------
        Net deferred tax liability                          $  21,419  $  41,710
                                                            =========  =========

     Security-Connecticut has separate company net operating loss carryforwards of $11.7 million and capital loss carryforwards of $0.5 million which are available to offset future separate company taxable income of Security-Connecticut. The loss carryforwards will expire as follows: $0.5 million in 1999, $3.1 million in 2009, $4.7 million in 2010 and $3.9 million in 2011.

6.   Reinsurance

     The Company is involved in both the cession and assumption of reinsurance with other companies. The maximum retention limits for SCL are as follows: (i) group, $250,000; (ii) individuals up to age 70, $500,000; (iii) individuals age 70 and over, $250,000; and (iv) second-to-die, $1,000,000; (v) joint end age 70 and over, $500,000. Facultative reinsurance relationships exist for cases where SCL deems it appropriate to lower its retention limits, desires more competitive rates, or needs greater capacity.

     With respect to policies issued by LSL, the maximum retention limit is as follows: (i) individuals up to age 70, $100,000; (ii) individuals age 70 and over, $50,000; (iii) Second-to-die, $100,000. Amounts exceeding the maximum retention limits are then ceded to SCL, which retains an additional $400,000 up to age 70, $200,000 age 70 and over, and $900,000 on second-to-die up to joint end age 70, $400,000 for joint end age 70 and over, before retroceding the remainder with automatic reinsurance pools.

     In the accompanying financial statements, premiums, benefits and reserve increases and insurance and other expenses are reported net of reinsurance ceded; policy liabilities and accruals are reported gross of reinsurance ceded.

                              Reinsurance Activity

                                                                                     Percentage
                                                  Ceded to     Assumed               of Amount
                                       Gross       Other      from Other      Net     Assumed
                                      Amount     Companies    Companies     Amount     to Net
                                                           (000s omitted)
Year Ended December 31, 1996

Life insurance in-force             $47,444,106  $16,342,220  $2,464,233  $33,566,119    7.3%
                                    ===========  ===========  ==========  ===========  =====

Premiums:
   Life and immediate annuities     $   112,373  $    66,189  $    9,531  $    55,715   17.1%
   Accident and health                    4,693        2,147                    2,546    0.0%
                                    -----------  -----------  ----------  -----------  -----
     Total                          $   117,066  $    68,336  $    9,531  $    58,261   16.4%
                                    ===========  ===========  ==========  ===========  =====

Year Ended December 31, 1995

Life insurance in-force             $42,784,614  $10,318,323  $   15,294  $32,481,585    0.0%
                                    ===========  ===========  ==========  ===========  =====

Premiums:
   Life and immediate annuities     $   111,024  $    49,445  $       23  $    61,602    0.0%
   Accident and health                    4,689        2,206                    2,483    0.0%
                                    -----------  -----------  ----------  -----------  -----
     Total                          $   115,713  $    51,651  $       23  $    64,085    0.0%
                                    ===========  ===========  ==========  ===========  =====

Year Ended December 31, 1994

Life insurance in-force             $39,509,547  $ 9,973,184  $   20,566  $29,556,929    0.1%
                                    ===========  ===========  ==========  ===========  =====

Premiums:
   Life and immediate annuities     $   110,538  $    49,021  $      183  $    61,700    0.3%
   Accident and health                    6,830        3,894       1,867        4,803   38.9%
                                    -----------  -----------  ----------  -----------  -----
     Total                          $   117,368  $    52,915  $    2,050  $    66,503    3.1%
                                    ===========  ===========  ==========  ===========  =====

     Life insurance in-force and life and immediate annuity premiums assumed from other companies increased in 1996 due to the inclusion of premiums assumed by AHL. AHL commenced operations January 1, 1996.

     The income statement caption, "Benefits and reserve increases," is net of reinsurance recoveries of $48.7 million, $49.7 million and $39.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts recoverable from reinsurers for claims paid by the Company were $3.0 million and $0.3 million at December 31, 1996 and 1995, respectively. Amounts payable to reinsureds for claims were $2.8 million and $1.1 million at December 31, 1996 and 1995, respectively.

6.   Reinsurance (continued

     The Company remains liable to its policyholders without regard to whether its reinsurers are able to meet their contractual obligations under the applicable reinsurance agreements. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers. The Company seeks to enter into reinsurance treaties with highly rated reinsurers. For 1996, no one reinsurer assumed more than 18% of the Company's life insurance ceded. Life Reinsurance Corporation of America, Life Re International, LTD, Swiss Re Life Company America, RGA Reinsurance Company and Transamerica Occidental Life Insurance Company had 10% or more. All of these reinsurers are rated "A" or better by A.M. Best.

7.   Stock-Based Compensation Plans

Stock Incentive Plan

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FASB 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company adopted the 1993 Stock Incentive Plan ("SIP") for the benefit of employees of the Company and its subsidiary which provides for the issuance of stock options, stock appreciation rights ("SARs") and restricted stock. Under the SIP, a maximum of 510,000 shares of common stock may be issued upon the exercise of options, or in the form of SARs or restricted stock. Stock options granted under the SIP are at the fair market value at the time of grant and, subject to termination of employment, expire 10 years from the date of grant. Such options are not transferable other than on death and are exercisable in equal increments on the option issuance anniversary in the three years following issuance. In September 1996, the SIP was amended to provide for accelerated vesting of issued options by written agreement between the participant and the Board of Directors.

     As of February 2, 1994, 47,727 shares of restricted stock were granted under the SIP subject to restrictions on transfer, which lapsed upon repayment of the Term Note on March 1, 1996. The value of the restricted stock awards of $22.00 per share, was reported as deferred compensation in a separate component of shareholders' equity. Deferred compensation expense was recognized in equal amounts over the three year vesting period.

     Pro-forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that FASB. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.21% and 7.49%; dividend yields of 0.86% and 1.04%; volatility factors of the expected market price of the Company's common stock of 24.34%; and a weighted-average expected life of the options of 10 and 9.9 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information follows (in thousands except for earnings per share information):
                                                  1996            1995
                                               ----------      ----------

Net income:           As Reported              $   35,345      $   24,110
                      Pro-Forma                    34,767          23,772
Primary EPS:          As Reported              $     4.10      $     2.81
                      Pro-Forma                      4.03            2.77

     The weighted-average fair value of options granted during 1996 and 1995 was $12.02 and $11.58, respectively.

     The preceding pro-forma disclosures are not indicative of future amounts until the new rules are applied to all outstanding nonvested awards; and since the FASB 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro-forma effect will not be fully reflected until 1997.

     A summary of the Company's stock option activity, and related information for the three years ended December 31, 1996 follows:

                                                         Options Outstanding
                                             Shares    ------------------------
                                            Available           Weighted-Average
                                            for Grant   Shares   Exercise Price
                                            ---------  --------  --------------

Balance at January 1, 1994                   510,000
Granted                                     (234,792)   234,792     $   21.87
Forfeited                                     11,205    (11,205)        22.00
Restricted stock awards                      (47,727)
                                           ---------  ---------     ---------
     Balance at December 31, 1994            238,686    223,587         21.87
Granted                                      (75,900)    75,900         24.13
Exercised                                                  (909)        22.00
Forfeited                                      1,818     (1,818)        22.00
                                           ---------  ---------     ---------
     Balance at December 31, 1995            164,604    296,760         22.45
Granted                                      (87,550)    87,550         26.43
Exercised                                                (7,026)        22.26
Forfeited                                      7,160     (7,160)        23.70
                                           ---------  ---------     ---------
     Balance at December 31, 1996             84,214    370,124     $   23.34
                                           =========  =========     =========

     At  December  31,  1996  and  1995,   there  were  219,452  shares  with  a
weighted-average   exercise   price  of  $22.54   and  85,050   shares   with  a
weighted-average price of $21.96, respectively, exercisable under the SIP.

     Exercise prices for options outstanding as of December 31, 1996 ranged from $19.25 to $33.875. The weighted-average remaining contractual life of those options is 7.8 years.

     On February 20, 1997, 74,800 options were granted with an exercise price of $36.50. In connection with the merger of the Company and ReliaStar, each outstanding Security-Connecticut stock option will be assumed by ReliaStar and will be exercisable on the same terms and conditions as under the Security-Connecticut option plan under which such option was granted and related stock option agreement. However, each option will be exercisable for the number of shares of ReliaStar common stock as would have been received pursuant to the merger for the shares of Security-Connecticut common stock subject to the option had the option been exercisable and exercised immediately prior to the merger date. The exercise price of the options will be adjusted accordingly.

Management Incentive Plan

     The Company has adopted the Security-Connecticut Corporation Management Incentive Plan ("MIP") for management positions whose level of responsibility is such as to impact significantly on Company results. The participants are measured on overall Company performance goals as measured against established targets. The participants' percentage of eligibility is determined by their level of responsibility. The level of cash and/or stock payment to the executive officers is determined based on the Company attaining set performance goals. Total awards earned in 1996, 1995 and 1994 were $1.2 million, $0.3 million and $1.0 million, respectively. In 1995, the Company reserved 100,000 shares of the Company's common stock for issuance under the MIP. As of December 31, 1996 and 1995, 8,964 and 8,267 shares, respectively, had been issued.

Long Term Incentive Plan

     The Company also adopted the Security-Connecticut Corporation Long-Term Incentive Plan ("LTIP") for management positions whose level of responsibility is such as to impact significantly on Company results. The participants are measured on the attainment of established target adjusted return on equity goals during a three year performance cycle. The participants' award percentage is determined by their level of responsibility. The awards are paid out 80% in SCC stock and 20% in cash. Each participant may elect to receive a greater portion of their award in stock. The total amount awarded for the 1994-1996 performance cycle was $0.7 million.

Employment Contracts

     The Company is a party to employment contracts with certain key executives which provide for employment terms and benefits upon a change of control of the Company. These contracts generally provide that, upon a change in control of the Company, the executive will be guaranteed employment with the Company for a specified period of time following the change in control. In the event of a termination of employment or a diminution in the executive's compensation, benefits, responsibilities or working conditions, the executive is entitled to severance pay and a continuation of certain benefits. These contracts are not expected to have a material impact on the Company's financial statements.

8.   Employee Benefit Plans

Pension Plans

     The Company has adopted an Employees' Retirement Plan, which is a noncontributory, defined benefit plan (the "Retirement Plan"), and covers all employees of the Company who meet age and service requirements. Benefits for employees are based on total years of service and the highest 60 months of compensation during the last 10 years of employment. The plan is funded by contributions to a tax-exempt trust. The Company's funding policy is consistent with the funding requirements of federal law and regulations. Contributions are intended to provide not only benefits attributable to service to date, but also those expected to be earned in the future. Plan assets consist principally of deposits in separate accounts of LNL.

     The Company also sponsors unfunded, nonqualified defined benefit pension plans. A supplemental retirement plan provides employees with defined pension benefits in excess of limits imposed by federal tax law, and a salary continuation plan provides certain officers of the Company with defined pension benefits based on years of service and final average salary as well as with a pre-retirement death benefit.

     The status of the funded defined benefit pension plan and the amounts recognized on the balance sheets were as follows:
                                                               December 31,
                                                            -------------------
                                                              1996       1995
                                                            --------   --------
                                                              (000s omitted)
Actuarial present value of benefit obligation:
Vested benefits                                             $ (5,445)  $ (4,760)
Nonvested benefits                                               (86)      (140)
                                                            --------   --------
   Accumulated benefit obligation                             (5,531)    (4,900)
Effect of projected future compensation increases             (3,442)    (3,127)
                                                            --------   --------
   Projected benefit obligation                               (8,973)    (8,027)
Plan assets at fair value                                      8,871      8,132
                                                            --------   --------
   Plan assets in excess of (less than) projected
      benefit obligations                                       (102)       105
Unrecognized transition asset                                   (117)      (126)
Unrecognized net gain                                         (1,255)      (946)
                                                            --------   --------
   Pension liability included in other liabilities          $ (1,474)  $   (967)
                                                            ========   ========

     The status of the unfunded nonqualified defined benefit pension plans and the amounts recognized on the balance sheets were as follows:

                                                                December 31,
                                                            -------------------
                                                              1996       1995
                                                            --------   --------
                                                               (000s omitted)
Actuarial present value of benefit obligation:
Vested benefits                                             $ (1,244)  $ (1,207)
                                                            --------   --------
   Accumulated benefit obligation                             (1,244)    (1,207)
Effect of projected future compensation increases               (933)      (707)
                                                            --------   --------
   Projected benefit obligation                               (2,177)    (1,914)
Unrecognized transition obligation                               111        124
Unrecognized net gain                                            327        271
                                                            --------   --------
   Accrued pension costs included in other liabilities      $ (1,739)  $ (1,519)
                                                            ========   ========

     Net pension cost for the defined benefit pension plans consists of the following components:

                                                       Year ended December 31,
                                                      -------------------------
                                                        1996     1995     1994
                                                      -------  -------  -------
                                                           (000s omitted)

Service cost-benefits earned during the year          $   766  $   633  $   649
Interest cost on projected benefit obligation             767      636      570
Actual return on plan assets including
   realized gains and losses on investments              (823)  (1,616)    (310)
Net amortization (deferral)                               146    1,044     (254)
                                                      -------  -------  -------
   Net pension cost                                   $   856  $   697  $   655
                                                      =======  =======  =======

     Determination of the projected obligation for the defined benefit plans was based on an assumed discount rate of 7.75% and 7.5% for December 31, 1996 and 1995, respectively. The assumed long-term rate of increase in compensation was 4.5% (6.5% for the salary continuation plan) for December 31, 1996 and 1995. The assumed long-term rate of return on plan assets was 9.0% for 1996, 1995 and 1994.

401(k) Plan

     The Company also sponsors a contributory defined contribution plan for eligible employees. The Company's contributions to the plan are equal to a participant's pre-tax contributions, not to exceed 6% of base pay, multiplied by a percentage, ranging from 25% to 100%, which varies according to the achievement of predetermined goals. Expenses for the plan amounted to $0.7 million, $0.2 million and $0.7 million in 1996, 1995 and 1994, respectively.

Postretirement Medical and Life Insurance Benefit Plans

     The Company sponsors unfunded, defined benefit plans that provide postretirement medical and life insurance benefits to full-time employees who work for the Company 10 years and have attained age 65. Medical benefits are also available to spouses and other dependents of employees. Limited contributions, which can be adjusted annually based on such items as years of service and retirement age are required from individuals. The life insurance benefits are noncontributory, although participants can elect supplemental contributory benefits.

     The status of the postretirement medical and life insurance benefit plans and the amount recognized on the balance sheets was as follows:

                                                                 December 31,
                                                               ----------------
                                                                 1996     1995
                                                               -------  -------
                                                                (000s omitted)
Accumulated postretirement benefit obligation:
   Retirees                                                    $   (72) $   (45)
   Fully eligible active plan participants                         (77)     (79)
   Other active plan participants                                 (199)    (239)
                                                               -------  -------
     Accumulated postretirement benefit obligation                (348)    (363)
   Unrecognized prior service costs                             (2,166)  (2,282)
   Unrecognized transition obligation                             (126)     (66)
                                                               -------  -------
     Accrued plan cost included in other liabilities           $(2,640) $(2,711)
                                                               =======  =======

     The components of periodic postretirement benefit costs were as follows:

                                                        Year ended December 31,
                                                       ------------------------
                                                         1996     1995     1994
                                                       -------  -------  -------
                                                            (000s omitted)
Service cost                                           $    27  $   193  $   183
Interest cost                                               28      174      153
Amortization of prior service costs                       (116)     (28)
Amortization of (gain) loss                                 (1)      10
                                                       -------  -------  -------
     Net periodic postretirement (benefit) cost        $   (62) $   349  $   336
                                                       =======  =======  =======

     Effective January 1, 1996, the following changes to the Plan occurred which reduced the net periodic postretirement benefit cost: (i) retirees must attain age 65 (previously 55), and (ii) benefits are now administered through a managed care organization which has reduced the Company's medical premiums to zero.

     The calculation of the accumulated postretirement benefit obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e. health care cost trend-rate) of 3.5% for 1996 and thereafter and a long-term rate of increase in compensation of 4.5% for December 31, 1996 and 1995, respectively. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.5% for December 31, 1996 and 1995, respectively. A one percentage point increase in the assumed health care cost trend-rate would not be material to the financial statements.

9.   Shareholders' Equity

     Generally, the net assets of the Company's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends are subject to approval by regulatory authorities. In 1997, the Company's insurance subsidiary, SCL, can transfer approximately $22.1 million in the form of dividends to the parent without prior approval of the regulatory authorities. AHL can transfer up to 15% of total statutory capital and surplus, or approximately $0.3 million as of December 31, 1996, without prior permission from the Bermuda Registrar of Companies.

     Life insurance companies are subject to certain Risk-Based Capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by the life insurance company is to be determined based on the various risk factors related to it. At December 31, 1996, the Company met the RBC requirements.

     The Company's Board of Directors has adopted a Shareholder Rights Plan. The rights provide protection against coercive or unfair takeover tactics, and are intended to encourage anyone seeking to acquire the Company to negotiate with the Board of Directors first. The plan was not adopted in response to any known effort to acquire the Company. This plan is similar to plans adopted by many public companies, and should provide a sound and reasonable means of safeguarding the interest of all shareholders if an effort is made to acquire the Company at a price not reflective of its fair value. The distribution of the rights were made on March 6, 1995, payable to shareholders of record at the close of business on that date. The rights expire on February 16, 2005. The rights distribution is not taxable to shareholders. Pursuant to the merger agreement the Company signed with ReliaStar, prior to the effective date of the merger, Security-Connecticut intends to amend the Shareholder Rights Plan to provide for the expiration of the rights issued under the plan prior to the effective date of the merger.

     The following table reconciles consolidated net income and shareholders' equity as reported herein on the basis of GAAP with SCL's consolidated statutory-basis net income and consolidated statutory-basis capital and surplus. SCL's consolidated results include those of its wholly owned subsidiary, LSL.

                                                    Year ended December 31,
                                                  1996       1995       1994
                                                ---------  ---------  ---------
                                                        (000s omitted)

Consolidated GAAP income                        $  35,345  $  24,110  $  25,159
     Eliminate parent company loss                  4,693      3,271      2,814
     Eliminate AHL income                          (2,955)
                                                ---------  ---------  ---------
SCL consolidated GAAP income                       37,083     27,381     27,973
Add (subtract) GAAP adjustments:
     DAC                                          (21,883)   (28,216)   (34,274)
     Deferred income tax expense                   (5,913)    (6,199)     3,519
     Change in future policy benefits              16,554     22,057      5,471
     Policyholders' share of earnings on
        participating business                        355        335      1,002
     Acquired insurance in-force and goodwill       1,586      1,630      1,742
     Other                                         (6,391)    (2,731)     4,518
                                                ---------  ---------  ---------

SCL consolidated statutory-basis net income     $  21,391  $  14,257  $   9,951
                                                =========  =========  =========

Consolidated GAAP shareholders' equity          $ 355,232  $ 348,362  $ 245,309
     Eliminate parent company deficit              71,101     61,313     58,846
     Eliminate AHL surplus                         (2,221)
                                               ----------  ---------  ---------
SCL consolidated GAAP shareholders' equity        424,112    409,675    304,155
Add (subtract) GAAP adjustments
     DAC                                         (405,231)  (383,347)  (355,132)
     Change in future policy benefits             153,475    136,921    114,863
     Unrealized (gains) losses on fixed
        maturity securities available-for-sale    (31,425)   (94,606)    58,505
     DAC (FAS 115)                                 16,563     47,526    (21,002)
     Future policy benefit costs (FAS 115)         (1,832)    (5,012)     2,280
     Asset valuation reserve                      (17,770)   (17,840)   (13,377)
     Deferred income tax liabilities               25,683     44,988     38,279
     Acquired insurance in-force and goodwill     (28,937)   (30,523)   (32,153)
     Policyholders' share of surplus on
        participating business                      8,023      7,667      7,332
     Other                                          5,684     10,511     16,661
                                                ---------  ---------  ---------
SCL consolidated statutory-basis
     capital and surplus                        $ 148,345  $ 125,960  $ 120,411
                                                =========  =========  =========

10.  Commitments

     During 1984, SCL entered into a sale/leaseback agreement for its home office property. The agreement provides for a 25-year lease period with options to renew for six additional terms of five years each. The agreement also provides SCL with right of first refusal to purchase the property during the term of the lease, including renewal periods, at a price as defined in the agreement. In addition, SCL has the right to purchase the leased property at fair market value as defined in the agreement on the last day of the initial 25-year lease period or the last day of any of the renewal periods.

     In addition, SCL leases an office suite in Lee's Summit, Missouri and LSL leases property in Brewster, New York. Both of these lease agreements expire in 1998. The Missouri lease can be extended for three additional periods of one year each.

     Total rental expense on operating leases was $3.3 million in 1996, $2.9 million in 1995 and $2.8 million in 1994. Future minimum rental commitments are as follows (000s omitted) at December 31, 1996:

                    1997                       $   2,515
                    1998                           2,391
                    1999                           3,075
                    2000                           3,190
                    2001                           2,927
                    Thereafter                    19,870
                                               ---------
                       Total                   $  33,968
                                               =========

     Data processing for the Company is provided by Electronic Data Systems Corporation ("EDS"). Pursuant to an agreement expiring December 31, 2011, EDS provides the Company with services, including: (i) systems development and operations for existing products and in-force business, (ii) technology planning, (iii) programming and development for new products and (iv) ongoing systems management. The agreement was amended effective October 1, 1996. The amendment extended the term of the agreement from 2008 to 2011. It also provides for various termination options available to the Company after December 31, 1998, provided 12 months written notice is given. If the agreement is terminated between December 1998 and 2001 the Company must pay EDS a termination fee. If termination occurs on or subsequent to December 31, 2001, no additional fee must be paid. The Company incurred expenses of $7.8 million, $7.7 million and $8.4 million in 1996, 1995 and 1994, respectively, for services provided under the EDS agreement. Future minimum service costs are as follows (000s omitted) at December 31, 1996:

                    1997                       $   4,126
                    1998                           4,007
                    1999                           3,918
                    2000                           3,809
                    2001                           3,705
                    Thereafter                    23,555
                                               ---------
                       Total                   $  43,120
                                               =========

11.  Value of Acquired Insurance In-Force

     The following table presents an analysis of the value of acquired insurance in-force:

                                                          December 31,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 --------   --------   --------
                                                         (000s omitted)

Balance at beginning of year                     $  8,966   $  9,691   $ 10,528
Interest accretion at 15%                           1,344      1,454      1,579
Amortization                                       (2,026)    (2,179)    (2,416)
                                                 --------   --------   --------
     Balance at end of year                      $  8,284   $  8,966   $  9,691
                                                 ========   ========   ========

     The amortization, net of interest accretion, is included in insurance and other expenses in the accompanying consolidated statements of income. During each of the next five years, the balance of the value of acquired insurance in-force at December 31, 1996 is expected to decrease (representing the net of amortization and interest accretion) at a rate of approximately 8% per year.

12.  Litigation and Other Contingencies

     The Company is involved in litigation concerning policy terms and benefits and the actions of independent agents, which seek both punitive and compensatory damages. Management believes these suits are substantially without merit, that valid defenses exist, and that the results of such litigation will not have a material adverse effect on the accompanying financial statements.

     In addition, the Company is involved in three class action lawsuits as follows:

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

     Jacobson, et al. vs.  Security-Connecticut  Life Insurance Company, et al.,
Superior  Court,   Judicial  District  of  Hartford/New   Britain  at  Hartford,
Connecticut.

     Plaintiffs originally filed a class action complaint in November 1995, alleging breach of contract, fraud and violation of Connecticut's Unfair Trade Practices Act. Plaintiffs claimed that SCL improperly charged additional premiums to pay for the tax on DAC incurred by defendants LNL and the Company.

     In November 1996, the plaintiffs filed a Request for Leave to Amend Complaint, alleging in the proposed Complaint that SCL misled purchasers about the cost of insurance and insurance rates and improperly increased premiums for factors other than changes in mortality. Plaintiffs now seek to assert a class action claim against SCL and SCC on behalf of "all persons . . . who purchased a life insurance policy from defendant Security-Connecticut Life Insurance Company and thereafter had their premiums increased," as well as on behalf of a sub-class of Connecticut policyholders under an Unfair Trade Practices count.

     The proposed amended complaint alleges breach of contract, fraud, fraud in the sale of insurance contracts, and violation of Connecticut's Unfair Trade Practices Act. It does not allege, as before, that SCL charged additional premiums to pay for tax on DAC. SCL has filed an objection to the plaintiffs' request to amend the Complaint. The plaintiffs also have moved to withdraw their claims against LNL, stating that the claims in the proposed amended complaint do not directly implicate LNL.

     Plaintiffs seek contractual damages, punitive damages, attorneys' fees and the imposition of a constructive trust as to any excess amounts allegedly paid by the plaintiffs. The parties are presently pursuing settlement discussions; however, management does not believe that any resulting settlement would be material to the Company's financial statements.

     Semler vs. First Colony Life Insurance Company, et al., Superior Court, San Francisco, California.

     The plaintiff filed a class action complaint in February 1997 against SCL and twenty-nine other insurance companies, alleging that those companies have improperly collected "unearned premiums" for a period of time when they do not actually provide insurance coverage. The plaintiff, who purchased a life insurance policy from First Colony Life Insurance Company, claims that all the defendant companies provide in their contracts that no insurance shall take effect until the policy is delivered and the first premium paid during the continued good health of the proposed insured. The companies bill premiums, however, from either an issue date or policy date, which allegedly might precede the effective date of coverage. The plaintiff claims that this industry practice violates certain provisions of California's Business and Professions Code.

     The plaintiff seeks restitution, injunctive relief, attorneys' fees and expenses. Management believes this suit is without merit and will vigorously defend the action.

Guaranty Funds

     The increase in the number of insurance companies that are under regulatory supervision has resulted, and is expected to continue to result, in increased assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated insurance companies. At December 31, 1996 and 1995, the Company held a liability for $3.3 million and $8.4 million, respectively, to cover its share of estimated guaranty fund assessments. This liability was based on estimates provided by the National Organization of Life and Health Guaranty Associations ("NOLHGA"). Mandatory assessments may be partially recovered through a reduction in future premium taxes in certain states; and at December 31, 1996 and 1995, the Company recorded an asset of $4.5 million and $6.1 million, respectively, for such expected recoveries.

13.  Subsequent Events

     On February 23, 1997, ReliaStar and Security-Connecticut signed a definitive agreement to combine the two companies through the statutory merger of Security-Connecticut with and into ReliaStar. The Board of Directors of Security-Connecticut has unanimously approved the merger. Completion of the merger is subject to normal closing conditions, including approval by the Company's shareholders and various regulatory approvals. Provided there has been no material breach by ReliaStar of the representations, warranties, covenants and agreements of ReliaStar under the merger agreement, Security-Connecticut has agreed to pay ReliaStar $8 million if the merger agreement is terminated either as a result of (a) the modification or withdrawal, in any way detrimental to ReliaStar, of the recommendation of the Security-Connecticut Board with respect to the merger, or (b) the execution by Security-Connecticut of a definitive agreement with a party other than ReliaStar with respect to a publicly announced offer or intent to make an offer to acquire all or substantially all Security-Connecticut or its subsidiaries.

     Separately and not additionally, if the merger agreement is terminated by ReliaStar on the basis that the Security-Connecticut shareholders did not approve the merger, then Security-Connecticut would be required to pay ReliaStar $2.5 million to reimburse ReliaStar's expenses incurred in connection with the merger agreement. In addition to the foregoing $2.5 million payment, if an acquisition proposal is outstanding on the date of such termination, or at any time within 90 days thereafter, and an acquisition proposal is consummated within twelve months of the termination of the merger agreement, the Company has agreed to pay ReliaStar an additional $5.5 million. The foregoing discussion is qualified in its entirety by reference to the merger agreement filed as an exhibit to this report.

14.  Unaudited Operating Results by Quarter

(Dollars in millions, except per share data)    1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
--------------------------------------------   ---------   ---------   ---------   ---------
1996 Data

Premiums and insurance fees                    $    47.9   $    49.7   $    49.9   $    47.6
Net investment income                               33.5        34.0        34.1        33.8
Realized gains (losses) on investments               4.1         3.2         0.5        (0.6)
Net income                                           9.2        10.5         8.4         7.3

   Earnings per share                          $    1.07   $    1.21   $    0.97   $    0.84

   Common stock and equivalents                8,598,410   8,614,340   8,628,955   8,660,697

1995 Data

Premiums and insurance fees                    $    48.8   $    48.0   $    48.7   $    44.1
Net investment income                               31.6        33.4        32.6        34.4
Realized gains (losses) on investments              (1.4)        1.9         0.7         4.9
Net income                                           3.5         8.0         7.8         4.8

   Earnings per share                          $    0.41   $    0.93   $    0.90   $    0.56

   Common stock and equivalents                8,579,979   8,584,348   8,600,625   8,599,322

     In the fourth quarter of 1996, lower-than-expected life claims increased after-tax earnings by $0.18 per share. A release of a portion of the liability held for anticipated guaranty fund assessments based on the Company's understanding of information provided by NOLHGA also increased after-tax earnings by $0.25 per share. Partially offsetting these positive factors in 1996 was a $0.20 per share increase in litigation expenses, including additions to reserves, compared to 1995.

     In the fourth quarter of 1995, a charge of $0.26 per share, after tax, was incurred for anticipated guaranty fund assessments based on the Company's understanding of information provided by NOLHGA. Also, in the fourth quarter of 1995, higher-than-expected life claims reduced after-tax earnings by $0.41 per share.

     Due to changes in the number of average common stock and equivalent shares outstanding, quarterly earnings per share may not add to the totals for the years.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in, or disagreements with, the Company's independent auditors, which are reportable pursuant to Item 304 of Regulation S-K.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

     Information for this item relating to directors of Security-Connecticut Corporation is incorporated by reference to the sections captioned "NOMINEE FOR DIRECTORS" and "DIRECTORS CONTINUING IN OFFICE" of Security-Connecticut Corporation's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996. Information regarding the executive officers of the Company is contained on page 19 of this report.

Item 11 - Executive Compensation

     Information for this item is incorporated by reference to the section captioned "EXECUTIVE COMPENSATION" of Security-Connecticut Corporation's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     Information for this item is incorporated by reference to the section captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, SECURITY OWNERSHIP OF DIRECTORS, NOMINEE AND EXECUTIVE OFFICERS" of Security-Connecticut Corporation's Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996.

Item 13 - Certain Relationships and Related Transactions

     Information    for   this   item   is    incorporated   by   reference   to
Security-Connecticut   Corporation's  Proxy  Statement  to  be  filed  with  the
Commission pursuant to Regulation 14A within 120 days after December 31, 1996.

                                     PART IV

Item 14 -Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The  following   consolidated   financial  statements  of   Security-Connecticut
Corporation and subsidiaries are included in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets - December 31, 1996 and 1995

     Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

Item 14 (a)(2) - Financial Statement Schedules

    The  following   financial   statement   schedule  of   Security-Connecticut
Corporation is included in Item 14 (d):

      II - Condensed Financial Information of Registrant

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore have been omitted.

Item 14 (a)(3) - Listing of Exhibits

     The following exhibits of the Registrant are included in Item 14(c) - (Note: the numbers preceding the exhibits correspond to the specific numbers within Item 601 of Regulation S-K):

    2.01 Agreement and Plan of Merger dated February 23, 1997 by and between ReliaStar Financial Corp. and Security-Connecticut Corporation. (7)
    3.01 Certificate of Incorporation of the Registrant, dated October 13, 1993.(1)
    3.02  Bylaws of the Registrant. (1)
    4.01 Instruments Defining the Rights of Security Holders (see Exhibits 3.1 and 3.2 above). (1)
    4.02 Rights Agreement, dated as of February 16, 1995, between the Company and the First National Bank of Boston. (3)
    4.03  Form of Fixed Rate Note. (5)
    4.04  Form of Floating Rate Note. (5)
   10.01 Term Note Agreement, dated January 19, 1994, between the Registrant and Lincoln National Life Insurance Company ("LNL"). (2)
   10.02 Form of Investment Advisory Agreement between Registrant and Lincoln National Investment Management Company ("LNIMC"). (1)
   10.03 Form of Investment Advisory Agreement between Security-Connecticut Life Insurance Company ("SCL") and LNIMC. (1)
   10.04 Form of Investment Advisory Agreement between Lincoln Security Life Insurance Company ("LSL") and LNIMC. (1)
   10.05 Form of Administration Agreement between SCL and Lincoln National Sales Corporation. (1)
   10.06 Guarantee, dated as of March 1, 1984, from Lincoln National Corporation to Avon Associates Limited Partnership. (1)
   10.07 Equipment Lease Agreement, dated December 18, 1984, between SCL and LNL. (1)
   10.08  Form of Tax Sharing Agreement between SCL, the Registrant and LNL. (1)
   10.09  Form of Services Agreement between Registrant and LNL. (1)
   10.10 Agreement for Information Technology Services, dated as of January 1, 1994 between SCL and Electronic Data Systems Corporation. (2)
   10.11  1993 Stock Incentive Plan of the Registrant. (2)
   10.12 Management Incentive Plan of the Registrant, amended through February 16, 1995. (4)
   10.13 Form of Employment Agreement between the Registrant and Certain Executive Officers. (2)
   10.14  Executive Savings and Profit Sharing Plan. (2)
   10.15  Employees' Excess Benefit Plans. (2)
   10.16 Form of Indenture Agreement between the Company and The First National Bank of Boston. (5)
   10.17  Supplemental Executive Retirement Plans Trust Agreement. (6)
   10.18 Amendment to Amended and Restated Agreement for Information Technology Services between SCL and Electronic Data Systems Corporation. (8)
   10.19 First Amendment to Security-Connecticut Corporation 1993 Stock Incentive Plan. (8)
   10.20 Form of Employment Agreement between Registrant and Chief Executive Officer. (8)
   10.21 Form of Employment Agreement between Registrant and Certain Executive Officers. (8)
   10.22 Investment Management Agreement between LSL and General Re/New England Asset Management, Inc. (8)

   10.23 Investment Accounting Agreement between Conning Asset Management Company and SCL. (8)
   10.24 Investment Accounting Agreement between Conning Asset Management Company and LSL. (8)
   10.25  Form of Participation Agreement between LNL and/or Affiliates and SCL.
          (8)
   11.01  Computation of Earnings Per Common Share. (8)
   12.01  Calculation of Ratios of Earnings to Fixed Charges. (8)
   21.01  Subsidiaries of the Registrant. (6)
   23.01  Consent of Ernst & Young LLP. (8)
   27.01  Financial Data Schedule. (8)


(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-70358).
(2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993, as filed with the Securities and Exchange Commission on March 25, 1994.
(3) Incorporated by reference to the Company's Form 8-K as filed with the Securities and Exchange Commission on February 16, 1995.
(4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 22, 1995.
(5) Incorporated by reference to the Company's Form S-3 as filed with the Securities and Exchange Commission June 8, 1995.
(6) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.
(7) Incorporated by reference to the Company's Form 8-K as filed with the Securities and Exchange Commission on February 26, 1997.
(8)  Filed herewith.

Item 14 (b) - Reports on Form 8-K

1.   A report on Form 8-K dated October 21, 1996  relating to Moody's  Investors
     Service, Inc. assigning a Baa1 insurance financial strength rating to Security-Connecticut Life Insurance Company, the principal insurance operating subsidiary of Security-Connecticut Corporation.

2. A report on Form 8-K dated November 13, 1996 relating to the amendment to a class action suit filed against Security-Connecticut Life Insurance Company, Security-Connecticut Corporation and Lincoln National Life Insurance Company in Superior Court, Judicial District of Hartford/New Britain at Hartford, Connecticut.

                        SECURITY-CONNECTICUT CORPORATION
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                        SECURITY-CONNECTICUT CORPORATION
                                 BALANCE SHEETS
                                (Parent Company)
                             (Dollars in thousands)

                                                                            December 31,
                                                                       ----------------------
                                                                          1996        1995
                                                                       ----------  ----------
ASSETS
  Equity securities available-for-sale (cost: $417)                    $      383
  Investment in subsidiaries                                              424,112  $  409,975
  Other invested assets                                                       200
  Cash and invested cash                                                    1,299       1,227
  Property and equipment                                                    1,387       1,894
  Deferred federal income taxes                                             4,264       3,277
  Other assets                                                              1,568       2,976
                                                                       ----------  ----------
    Total assets                                                       $  433,213  $  419,349
                                                                       ==========  ==========

LIABILITIES
  Long-term debt                                                       $   75,000  $   65,000
  Dividends payable                                                         1,027       1,066
  Accrued expenses and other liabilities                                    1,954       4,921
                                                                       ----------  ----------
    Total liabilities                                                      77,981      70,987

SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 per share; Authorized
    10,000,000 shares; none issued
  Common stock, par value $0.01 per share; Authorized
    50,000,000 shares; issued and outstanding 1996 - 8,564,626 shares;
      less 4,782 treasury shares; 1995 - 8,556,903 shares                      86          86
  Paid-in capital                                                          82,558      82,405
  Deferred compensation                                                                  (379)
  Net unrealized gains on securities available-for-sale,
    principally of subsidiaries                                            10,873      35,748
  Retained earnings                                                       261,715     230,502
                                                                       ----------  ----------
    Total shareholders' equity                                            355,232     348,362
                                                                       ----------  ----------
    Total liabilities and shareholders' equity                         $  433,213  $  419,349
                                                                       ==========  ==========




   The condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                        SECURITY-CONNECTICUT CORPORATION
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        SECURITY-CONNECTICUT CORPORATION
                              STATEMENTS OF INCOME
                                (Parent Company)
                             (Dollars in thousands)

                                                                 Year Ended December 31,
                                                          ----------------------------------
                                                             1996        1995        1994
                                                          ----------  ----------  ----------
REVENUES
   Net investment income                                  $      170  $       46  $      515
   Other revenue                                                 778         872
   Realized gains (losses) on investments                        356                    (834)
                                                          ----------  ----------  ----------
      Total revenues                                           1,304         918        (319)

BENEFITS AND EXPENSES
    Interest expense                                           5,268       4,495       3,208
    Other operating expenses                                   1,665       1,456         802
                                                          ----------  ----------  ----------
    Total benefits and expenses                                6,933       5,951       4,010
                                                          ----------  ----------  ----------

Loss before federal income tax benefit and
    equity in net income of subsidiaries                      (5,629)     (5,033)     (4,329)
Federal income tax benefit                                      (936)     (1,762)     (1,515)
                                                          ----------  ----------  ----------
Net loss before equity in net income of subsidiaries          (4,693)     (3,271)     (2,814)
Equity in net income of subsidiaries                          40,038      27,381      27,973
                                                          ----------  ----------  ----------

      NET INCOME                                          $   35,345  $   24,110  $   25,159
                                                          ==========  ==========  ==========










   The condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                        SECURITY-CONNECTICUT CORPORATION
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        SECURITY-CONNECTICUT CORPORATION
                             STATEMENTS OF CASH FLOW
                                (Parent Company)
                             (Dollars in thousands)

                                                               Year Ended December 31,
                                                          ----------------------------------
                                                             1996        1995        1994
                                                          ----------  ----------  ----------
Operating activities
Net income                                                $   35,345  $   24,110  $   25,159
Adjustments to reconcile net income to net
   cash used in operating activities:
   Equity in net income of subsidiaries                      (40,038)    (27,381)    (27,973)
   Increase in deferred federal income taxes                    (936)     (1,762)     (1,515)
   Realized losses (gains) on investments                       (356)                    834
   Other                                                      (1,058)      2,010      (2,925)
                                                          ----------  ----------  ----------
Net cash used in operating activities                         (7,043)     (3,023)     (6,420)

Investing activities Securities available-for-sale:
   Purchases                                                    (989)                (11,812)
   Sales                                                         932                  10,903
   Maturities                                                                             81
Purchases of other investments                                  (200)
                                                          ----------  ----------  ----------
Net cash used in investing activities                           (257)                   (828)

Financing activities
Dividends to shareholders                                     (4,108)     (4,105)     (3,060)
Dividends from subsidiary                                      1,050       5,000       2,750
Issuance of long-term debt                                    75,000
Repayment of long-term debt                                  (65,000)
Issuance of common stock                                         258         220
Issuance of restricted common stock                                                    1,050
Capital contribution                                                                  10,000
Acquisition of treasury stock                                   (129)
Other                                                            301         372        (729)
                                                          ----------  ----------  ----------
Net cash provided by financing activities                      7,372       1,487      10,011
                                                          ----------  ----------  ----------

Net increase (decrease) in cash and invested cash                 72      (1,536)      2,763

Cash and invested cash at beginning of year                    1,227       2,763
                                                          ----------  ----------  ----------

Cash and invested cash at end of year                     $    1,299  $    1,227  $    2,763
                                                          ==========  ==========  ==========







   The condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SECURITY-CONNECTICUT CORPORATION


                                               By: /s/Ronald D. Jarvis
                                                   -------------------
                                                   Ronald D. Jarvis, Chairman,
                                                   President and Chief Executive
                                                   Officer
March 21, 1997

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald D. Jarvis, Richard D. Mocarski and Patricia A. DeVita, and each of them severally, his true and lawful attorney-in-fact, or attorneys-in-fact, each with power to act with or without the other, and with power of substitution and resubstitution, to execute in his/her name, place and stead in his/her capacity as a director or officer of Security-Connecticut Corporation any and all amendments to this Report on Form 10-K for the year ended December 31, 1996, with exhibits thereto, and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated in each case on March 21, 1997.


/s/ Ronald D. Jarvis              Chairman,President and Chief Executive Officer
-----------------------           (Principal Executive Officer); Director
    Ronald D. Jarvis

/s/ Robert J. Voight              Executive Vice President
-----------------------           (Principal Financial Officer)
    Robert J. Voight

/s/ Richard D. Mocarski           Vice President, Controller and Treasurer
-----------------------           (Principal Accounting Officer)
    Richard D. Mocarski

/s/ J. Michael Divney             Director
-----------------------
    J. Michael Divney

/s/ Daniel F. Flynn               Director
-----------------------
    Daniel F. Flynn

/s/ Harvey S. Levenson            Director
-----------------------
    Harvey S. Levenson

/s/ John E. Silliman              Director
-----------------------
    John E. Silliman

                                                                   EXHIBIT 11.01

                        SECURITY-CONNECTICUT CORPORATION
                    COMPUTATION OF EARNINGS PER COMMON SHARE

                                                        Year ended December 31,
                                                   ---------------------------------
                                                     1996        1995        1994
                                                   ---------   ---------   ---------
Primary

Average shares outstanding                         8,556,032   8,555,112   8,547,727
Net effect of incremental shares assumed to be
  outstanding for stock options                       72,366      35,264
                                                   ---------   ---------   ---------
    Total                                          8,628,398   8,590,376   8,547,727
                                                   =========   =========   =========

Earnings applicable to common shareholders
  (000s omitted)                                   $  35,345   $  24,110   $  25,159
                                                   =========   =========   =========

Earnings per common share                          $    4.10   $    2.81   $    2.94
                                                   =========   =========   =========

Fully Diluted

Average shares outstanding                         8,556,032   8,555,112   8,547,727
Net effect of incremental shares assumed to be
  outstanding for stock options                      122,449      43,366
                                                   ---------   ---------   ---------
    Total                                          8,678,481   8,598,478   8,547,727
                                                   =========   =========   =========

Earnings applicable to common shareholders
  (000s omitted)                                   $  35,345   $  24,110   $  25,159
                                                   =========   =========   =========

Earnings per common share                          $    4.07   $    2.80   $    2.94
                                                   =========   =========   =========

                                                                   EXHIBIT 12.01

                      CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                    Year Ended December 31,
                                     ----------------------------------------------------
                                       1996       1995       1994      1993(1)    1992(1)
                                     --------   --------   --------   --------   --------
                                          (thousands of dollars, except ratio data)
Earnings:
Income before federal
   income tax and
   cumulative effect
   of accounting changes             $ 53,571   $ 36,396   $ 37,967   $ 40,513   $ 32,815
Fixed charges, excluding
   interest on annuities
   and financial products               7,305      6,355      5,027      4,434      4,760
                                     --------   --------   --------   --------   --------

   Earnings, excluding interest
     on annuities and
     financial products                60,876     42,751     42,994     44,947     37,575

Interest on annuities and
   financial products                  84,939     87,034     75,747     70,785     67,708
                                     --------   --------   --------   --------   --------

   Earnings                          $145,815   $129,785   $118,741   $115,732   $105,283
                                     ========   ========   ========   ========   ========

Fixed Charges:
Interest expense on debt             $  5,409   $  4,495   $  3,208   $  2,641   $  2,990
Interest component of
   rent expense                         1,896      1,860      1,819      1,793      1,770
                                     --------   --------   --------   --------   --------

   Fixed charges, excluding
     interest on annuities and
     financial products                 7,305      6,355      5,027      4,434      4,760

Interest on annuities and
   financial products                  84,939     87,034     75,747     70,785     67,708
                                     --------   --------   --------   --------   --------

   Fixed charges                     $ 92,244   $ 93,389   $ 80,774   $ 75,219   $ 72,468
                                     ========   ========   ========   ========   ========

Ratios of Earnings to Fixed Charges:
Excluding interest on annuities
   and financial products (2)            8.33       6.73       8.55      10.14       7.89

Including interest on annuities
   and financial products (3)            1.58       1.39       1.47       1.54       1.45

(1) The amounts reported are pro-forma and assume the $65 million Term Note was outstanding in years 1993 and 1992, at LIBOR plus .75%, as more fully described in the Company's financial statements included in its Annual Report on Form 10-K, for the year ended December 31, 1996.
(2) This ratio is comprised of the relationship of "earnings excluding interest on annuities and financial products" to "fixed charges excluding interest on annuities and financial products" as disclosed above.
(3) This ratio is comprised of the relationship of "earnings" to "fixed charges" as disclosed above.

                                      -68-

                                                   Commission File No. 001-12746







                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549









                              EXHIBITS TO FORM 10-K


                            ANNUAL REPORT PURSUANT TO


                           SECTION 13 OR 15(d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996











                        SECURITY-CONNECTICUT CORPORATION
             (Exact name of registrant as specified in its charter)

                                  EXHIBIT INDEX

Exhibit No.                      Description                         Page Number

 2.01 - Agreement and Plan of Merger dated February 23, 1997 by and between ReliaStar Financial Corp. and Security-Connecticut
        Corporation. (7)
 3.01 - Certificate of Incorporation of the Registrant, dated
        October 13, 1993. (1)
 3.02 - Bylaws of the Registrant. (1)
 4.01 - Instruments Defining the Rights of Security Holders
        (see Exhibits 3.1 and 3.2 above). (1)
 4.02 - Rights Agreement, dated as of February 16, 1995, between the Company and the First National Bank of Boston. (3)
 4.03 - Form of Fixed Rate Note. (5)
 4.04 - Form of Floating Rate Note (5)
10.01 - Term Note Agreement, dated January 19, 1994, between the
        Registrant and Lincoln National Life Insurance Company
        ("LNL"). (2)
10.02 - Form of Investment Advisory Agreement between Registrant and Lincoln National Investment Management Company
        ("LNIMC"). (1)
10.03 - Form of Investment Advisory Agreement between Security-
        Connecticut Life Insurance Company ("SCL") and LNIMC. (1)
10.04 - Form of Investment Advisory Agreement between Lincoln
        Security Life Insurance Company ("LSL") and LNIMC. (1)
10.05 - Form of Administration Agreement between SCL and Lincoln
        National Sales Corporation. (1)
10.06 - Guarantee, dated as of March 1, 1984, from Lincoln National
        Corporation to Avon Associates Limited Partnership. (1)
10.07 - Equipment Lease Agreement, dated December 18, 1984, between
        SCL and LNL. (1)
10.08 - Form of Tax Sharing Agreement between SCL, the Registrant and LNL.(1)
10.09 - Form of Services Agreement between Registrant and LNL.(1)
10.10 - Agreement for Information Technology Services, dated as of
        January 1, 1994 between SCL and Electronic Data Systems
        Corporation. (2)
10.11 - 1993 Stock Incentive Plan of the Registrant. (2)
10.12 - Management Incentive Plan of the Registrant, amended through
        February 16, 1995. (4)
10.13 - Form of Employment Agreement between the Registrant and
        Certain Executive Officers. (2)
10.14 - Executive Savings and Profit Sharing Plan. (2)
10.15 - Employees' Excess Benefit Plans. (2)
10.16 - Form of Indenture Agreement between the Company and The
        First National Bank of Boston. (5)
10.17 - Supplemental Executive Retirement Plans Trust Agreement. (6)
10.18 - Amendment to Amended and Restated Agreement for
        Information Technology Services between SCL and Electronic
        Data Systems Corporation. (8)                                         72
10.19 - First Amendment to Security-Connecticut Corporation 1993
        Stock Incentive Plan. (8)                                             74
10.20 - Form of Employment Agreement between Registrant and Chief
        Executive Officer. (8)                                                76
10.21 - Form of Employment Agreement between Registrant and Certain
        Executive Officers. (8)                                               90
10.22 - Investment Management Agreement between LSL and General Re/New
        England Asset Management, Inc. (8)                                   101
10.23 - Investment Accounting Agreement between Conning Asset Management
        Company and SCL.(8)                                                  111
10.24 - Investment Accounting Agreement between Conning Asset Management
        Company and LSL. (8)                                                 120
10.25 - Form of Participation Agreement between LNL and/or
        Affiliates and SCL. (8)                                              129
11.01 - Computation of Earnings Per Common Share. (8)                         67

12.01 - Calculation of Ratios of Earnings to Fixed Charges. (8)               68
21.01 - Subsidiaries of the Registrant. (6)
23.01 - Consent of Ernst & Young LLP. (8)                                    137
27.01 - Financial Data Schedule. (8)                                         138
------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-70358).
(2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993, as filed with the Securities and Exchange Commission on March 25, 1994.
(3) Incorporated by reference to the Company's Form 8-K as filed with the Securities and Exchange Commission on February 16, 1995.
(4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 22, 1995.
(5) Incorporated by reference to the Company's Form S-3 as filed with the Securities and Exchange Commission June 8, 1995.
(6) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.
(7) Incorporated by reference to the Company's Form 8-K as filed with the Securities and Exchange Commission on February 26, 1997.
(8) Filed herewith.

                                                                   Exhibit 10.18

                                    AMENDMENT
                                       TO
                              AMENDED AND RESTATED
                  AGREEMENT FOR INFORMATION TECHNOLOGY SERVICES
                                      AMONG
                  SECURITY-CONNECTICUT LIFE INSURANCE COMPANY,
                        SECURITY-CONNECTICUT CORPORATION
                                       AND
                       ELECTRONIC DATA SYSTEMS CORPORATION


     THIS AMENDMENT, dated to be effective as of October 1, 1996, is among Security-Connecticut Life Insurance Company, a Connecticut corporation ("Company"), Security Connecticut Corporation, a Delaware corporation ("SCC") and Electronic Data Systems Corporation ("EDS") and is in amendment of that certain Amended and Restated Agreement for Information Technology Services among Company, SCC and EDS dated as of January 1, 1994 ("the Restated Agreement).

     WHEREAS, the parties desire to amend the Expiration Date and the initial elective termination date of the Restated Agreement; and

     WHEREAS, Company desires that EDS acquire a license to certain third party software and modify such software for Company's use as an STP Project;

     NOW, THEREFORE, Company and EDS agree as follows:

1. Terms used in this Amendment and not otherwise defined shall have the meaning set forth in the Restated Agreement.

2. Section 1.2(a) of the Restated Agreement is hereby amended to read in its entirety as follows:

     "The term of this Agreement shall commence on January 1, 1994 (the "Effective Date"), and shall expire on December 31, 2011 (the "Expiration Date"), unless terminated earlier in accordance with the terms of this Agreement."

3. Section 1.2(b) of the Restated Agreement is hereby amended to read in its entirety as follows:

     "COMPANY may elect to terminate this Agreement as of December 31, 2001 or any December 31 thereafter by giving EDS written notice at least twelve
     (12) months prior to the termination date elected by COMPANY.

     If there is a material change in ownership of COMPANY (defined as a third party which is not an affiliate of COMPANY, having acquired over fifty percent (50%) of COMPANY's common stock entitling the third party to exercise a majority of votes on COMPANY business), COMPANY shall have the option to terminate this Agreement after December 31, 1998 and prior to December 31, 2001 by giving EDS written notice at least twelve (12) months prior to the termination date elected by COMPANY. If COMPANY elects this termination option, COMPANY shall pay EDS, in addition to any applicable savings reduction fees, a termination fee based on the invoice credits received by COMPANY and defined in Section 5 of this AMENDMENT to the RESTATED AGREEMENT dated October 1, 1996. Upon notification of intended termination, EDS will cease issuing any further invoice credits.

     The applicable termination fees are:

            Termination Date                       Termination Fee
            ----------------                       ---------------

            After December 31, 1998, but
            prior to June 30,1999           100 percent of invoice credits
            After June 30, 1999 but
            prior to July 1, 2000            66 percent of invoice credits
            After June 30, 2000 but
            prior to July 1, 2001            33 percent of invoice credits

4. Pursuant to Section 4.3 of the Restated Agreement, EDS will purchase a license to Insurance Software Solutions Corp.'s ("SOLCORP") proprietary software known as Ingenium ("Ingenium") and will install it at its IPC located in Camp Hill, PA. or at any other EDS facility which EDS deems appropriate. EDS will perform such modifications to Ingenium as Company and EDS determine as part of the STP Project.

     Upon expiration or termination of the Restated Agreement, EDS will assign to Company its license to Ingenium in accordance with Section 5.3 of that certain Joint Marketing and Master Software License Agreement between E.D.S. of Canada, Ltd. and SOLCORP dated November 29, 1994.

5. EDS will issue invoice credits to be applied to the EDS Monthly Invoice as mutually agreed upon and acceptable to EDS and Company. However, the aggregate amount of all such credits will not exceed $2,000,000.

6. Except as expressly modified or supplemented by this Amendment, the provisions of the Restated Agreement remain in full force and effect and will be applicable to the performance of the Ingenium Services.

     IN WITNESS WHEREOF, EDS and Company have executed and delivered this Amendment as of the date first set forth above.


ELECTRONIC DATA SYSTEMS                      SECURITY-CONNECTICUT LIFE
CORPORATION                                  INSURANCE COMPANY

By:  /s/ Thomas A. Egan                      By:  /s/ Barry J. St. Pierre
     -----------------------                      ------------------------

Title:  Vice President                       Title:  Senior Vice President
     -----------------------                      ------------------------

Date:  October 29, 1996                      Date:  October 28, 1996
     -----------------------                      ------------------------


SECURITY-CONNECTICUT CORPORATION

By:  /s/ Barry J. St. Pierre
     -----------------------

Title:  Senior Vice President
     -----------------------

Date: October 28, 1996
     -----------------------

                                                                   Exhibit 10.19

                               FIRST AMENDMENT TO
           SECURITY-CONNECTICUT CORPORATION 1993 STOCK INCENTIVE PLAN

     This   Amendment   made   this   12th  day  of   September   ,   1996,   by
SECURITY-CONNECTICUT CORPORATION, for the purpose of amending its 1993 Stock Incentive Plan,

                              W I T N E S S E T H :

     WHEREAS,   Security-Connecticut   Corporation   ("SCC")   established   the
Security-Connecticut   Corporation   1993  Stock  Incentive  Plan  (the  "Plan")
effective November 16, 1993; and

     WHEREAS, the Board of Directors of SCC has the authority to amend the Plan in accordance with subsection 1.4(b) thereof, subject to the limitations set forth in said subsection 1.4; and

     WHEREAS, the Board of Directors of SCC wishes to amend the Plan in the particulars set forth below;

     NOW, THEREFORE, the Board of Directors of SCC hereby amends the Plan as follows:

     1. The second sentence of subsection 3.3 is deleted and the following new sentence is added in its place:

     "The Committee shall also have the authority to accelerate the time when any ISO or NQSO shall be or become exercisable by written agreement with the Participant, amending an existing stock option agreement, subject to the limitations of subsection 3.2"

     2. Except as hereinabove modified and amended, the Plan shall remain in full force and effect.

     IN  WITNESS  WHEREOF,  the First  Amendment  is hereby  executed  by a duly
authorized    officer    of    Security-Connecticut     Corporation.

ATTEST:                                         SECURITY-CONNECTICUT CORPORATION

/s/ Patricia A. DeVita                          By /s/ Ronald D. Jarvis
----------------------                             -----------------------
                                                       ITS PRESIDENT

                                                                   Exhibit 10.20

                                    AGREEMENT

     AGREEMENT made as of April 11, 1996, by and between SECURITY-CONNECTICUT CORPORATION (hereinafter called the "Company"), a Delaware corporation having its principal place of business in the Town of Avon, County of Hartford in the state of Connecticut, and RONALD D. JARVIS (hereinafter called "Employee").

                              W I T N E S S E T H :

     WHEREAS, Employee desires to continue to render faithful and efficient service to the Company; and

     WHEREAS, the Company desires to continue to receive the benefit of Employee's service; and

     WHEREAS, Employee is willing to continue to be employed by the Company; and

     WHEREAS, the Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Employee, notwithstanding the possibility, threat of occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Employee by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Employee's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Employee with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Employee will be satisfied and which are competitive with those of other corporations; and

     WHEREAS, by Agreement dated as of December 3, 1993, the Company and the Employee entered into an Agreement setting forth the conditions of Employee's employment; and

     WHEREAS, the Company and the Employee deem it advisable to amend and restate the conditions of Employee's employment by written agreement;

     NOW, THEREFORE, in consideration of the premises and the mutual covenants hereinafter set forth, the parties agree to amend and restate said Agreement dated December 3, 1993, as follows:

     1. Office. The Company hereby employs Employee as its President, and if elected by the Board, its Chairman; and Employee hereby agrees to serve the Company in such capacities.

     2. Term of Employment. Employee's employment shall be for the "Employment Period", with the term commencing April 11, 1996 and continuing for a period of three (3) years and thirty (30) days commencing as of said date. Such three (3) year, thirty (30) day term shall automatically be renewed on the same terms and conditions contained herein at the end of each thirty (30) day period such that at no time will the balance of the term of Employee's employment hereunder be less than three (3) years, unless the Employee elects to retire or unless this Agreement is sooner terminated in accordance with the terms hereof.

     3. Disability. If the Company determines in good faith that the Disability of the Employee has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Employee written notice in accordance with Section 18(b) of this Agreement of its intention to terminate the Employee's employment. In such event, the Employee's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Employee (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Employee shall not have returned to full-time performance of the Employee's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Employee from the Employee's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Employee or the Employee's legal representative.

     4. Death. The Employment Period shall automatically terminate upon the death of Employee.

     5. Responsibilities. During the Employment Period, and excluding any periods of vacation and sick leave to which the Employee is entitled, the Employee agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Employee hereunder, to use the Employee's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Employee to (a) serve on corporate, civic or charitable boards or committees, (b) deliver lectures, fulfill speaking engagements or teach at educational institutions and (c) manage personal investments, so long as such activities do not significantly interfere with the performance of the Employee's responsibilities as an employee of the Company in accordance with this Agreement.

     6. Compensation. During the Employment Period, Employee shall receive a base salary that shall be at an annual rate of not less than $345,000, payable in accordance with the payroll practices of the Company as from time to time in effect with regard to executive personnel, plus, commencing with January 1, 1997, any annual adjustment to such salary as determined by the Board.

     7. Benefit Plans and Programs. During the Employment Period, Employee shall be eligible for participation in all incentive, bonus and benefit plans and programs, including those for executive employees, made available by the Company to its respective employees.

     8. Expenses. During the Employment Period the Company shall allow Employee his reasonable expenses of travel and business entertainment incurred in the performance of his duties hereunder, subject to the rules and regulations adopted by the Company for the handling of such business expenses.

     9. Termination Without Cause. In the event that Employee is terminated without Cause and while this Agreement is in effect:

         (a) the Company shall pay to Employee an amount equal to his then current annual base salary; plus the average of the Employee's annual bonus paid under the Company's Management Incentive Plan (or successor thereto) for the three full fiscal years preceding the date of termination of the Employment Period; plus any amounts payable to the Employee under any severance pay plan maintained by the Company for its employees if the Employee is eligible for payment thereunder; and

         (b) all options granted to him shall be vested and exercisable to the extent provided in the applicable agreements relating thereto.

         (c) For purposes of this Agreement, "Cause" shall mean:

             (i) the willful and continued failure of the Employee to perform substantially the Employee's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Employee by the Board which specifically identifies the manner in which the Board believes that the Employee has not substantially performed the Employee's duties, or

             (ii) the willful engaging by the Employee in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or any committee of the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Employee in good faith and in the best interests of the Company. The cessation of employment of the Employee shall not be deemed to be for Cause unless and until there shall have been delivered to the Employee a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Employee and the Employee is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Employee is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

     10. Grounds for Termination of Employment. The Board may terminate the Employment Period by written notice to Employee, specifying the ground or grounds for such termination, if any, but should the Employee's termination be without Cause, the provisions of Section 9 of this Agreement will be applicable.

     11. Effect of Termination of the Employment Period. Upon the termination of the Employment Period, this Agreement shall terminate, and all of the parties' obligations hereunder shall forthwith terminate, except that rights and remedies accruing prior to such termination or arising out of this Agreement shall survive.

     12. Change of Control. In the event of a Change of Control, as defined herein, the provisions of this Section 12 shall supersede the provisions of Sections 3 through 10 of this Agreement, except as otherwise provided herein.

          (a) Effective Date. The "Effective Date" shall mean the date upon which a Change of Control occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Employee's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Employee that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean and a Change of Control shall be deemed to occur on the date immediately prior to the date of such termination of employment.

          (b) Change of Control. For the purpose of this Agreement, a "Change of Control" shall mean:

               (i) the acquisition by any individual, entity or Group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (A) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subparagraph (i), the following acquisitions shall not constitute a Change of Control: (A) any acquisition directly from the Company, (B) any acquisition by the Company, (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (D) any acquisition by any corporation pursuant to a transaction which complies with clauses
          (A), (B) and (C) of subparagraph (iii) of this paragraph (b); or

               (ii) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board; or

               (iii)  Consummation of a reorganization,  merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be
          (B) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

               (iv) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

          (c) Terms of Employment Following Change of Control.

               (i) Position and Duties.

                   (A) During the Employment Period following a Change of Control,(1) the Employee's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (2) the Employee's services shall be performed at the location or locations where the Employee was employed immediately preceding the Effective Date or any office or location within the State of Connecticut.

                   (B) During the Employment Period following a Change of Control, and excluding any periods of vacation and sick leave to which the Employee is entitled, the Employee agrees to continue to devote reasonable attention and time during normal business hours to the business and affairs of the Company as provided in Section 5 hereof. It is expressly understood and agreed that to the extent that any activities referenced in Section 5 have been conducted by the Employee prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Employee's responsibilities to the Company.

               (ii) Compensation.

                   (A) Base Salary. During the Employment Period following a Change of Control, the Employee shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Employee by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period following a Change of Control, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Employee prior to the Effective Date and thereafter at least annually. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Employee under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

                    (B) Incentive,  Savings,  and Retirement  Plans.  During the
          Employment Period following a Change of Control, the Employee shall be entitled to participate in all bonus, incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Employee with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Employee under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Employee, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

                    (C) Welfare Benefit Plans. During the Employment Period following a Change of Control, the Employee and/or the Employee's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Employee with benefits which are less favorable, in the aggregate, that the most favorable of such plans, practices, policies and programs in effect for the Employee at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Employee, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

                    (D) Expenses. During the Employment Period following a Change of Control, the Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Employee at any time during the 120 day period immediately preceding the Effective Date or, if more favorable to the Employee, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                    (E) Fringe Benefits. During the Employment Period following a Change of Control, the Employee shall be entitled to fringe benefits, including, without limitation, tax and financial planning services, payment of club dues, and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Employee at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Employee, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                    (F) Office and Support Staff. During the Employment Period following a Change of Control, the Employee shall be entitled to an office or offices of a size and with furnishings and other appointments, and to personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Employee by the Company and its affiliated companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Employee, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

                    (G) Vacation. During the Employment Period following a Change of Control, the Employee shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Employee at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Employee, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (d) Termination of Employment Following Change of Control.

               (i) Death or Disability. The Employee's employment shall terminate automatically upon the Employee's death during the Employment Period following a Change of Control. If the Company determines in good faith that the Disability of the Employee has occurred during the Employment Period following a Change of Control, the provisions of Section 3 hereof shall be applicable.

               (ii) Cause. The Company may terminate the Employee's employment during the Employment Period following a Change of Control for Cause, as said term is defined in Section 9(c) hereof.

               (iii) Good Reason. The Employee's employment may be terminated by the Employee during the Employment Period following a Change of Control for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

                    (A) the assignment to the Employee of any duties inconsistent in any respect with the Employee's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by subparagraph (c)(i) of this
          Section 12, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for that purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Employee;

                    (B) any failure by the Company to comply with any of the provisions of subparagraph (c)(ii) of this Section 12, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Employee;

                    (C) the Company's requiring the Employee to be based at any office or location other than as provided in subparagraph (c)(i)(A)(2) hereof or the Company's requiring the Employee to travel on Company business to a substantially greater extent that required immediately prior to the Effective Date:

                    (D)  any  purported   termination  by  the  Company  of  the
          Employee's employment otherwise than as expressly permitted by this Agreement; or

                    (E) any  failure by the  Company to comply  with and satisfy
          Section 20(c) of this Agreement.

For purposes of this subparagraph (d)(iii), any good faith determination of "Good Reason" made by the Employee shall be conclusive. Anything in this Agreement to the contrary notwithstanding, a termination by the Employee for any reason during the period commencing on the Effective Date of a Change of Control and ending one (1) year from the Effective Date of a Change of Control shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

               (iv) Notice of Termination. Any termination by the Company for Cause, or by the Employee for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 18 of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (A) indicates the specific termination provision in this Agreement relied upon, (B) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee's employment under the provision so indicated and (C) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Employee or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Employee or the Company, respectively, hereunder or preclude the Employee or the Company, respectively, from asserting such fact or circumstance in enforcing the Employee's or the Company's rights hereunder.

               (v) Date of Termination. "Date of Termination" means (A) if the Employee's employment is terminated by the Company for Cause, or by the Employee for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (B) if the Employee's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Employee of such termination and (C) if the Employee's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Employee or the Disability Effective Date, as the case may be.

          (e)  Obligations  of  the  Company  upon   Termination  of  Employment
Following a Change of Control.

               (i) Good Reason: Other Than for Cause, Death or Disability and Within Two Years. If, during the Employment Period following a Change of Control and within the two (2) year period following a Change of Control, the Company shall terminate the Employee's employment other than for Cause or Disability or the Employee shall terminate employment for Good Reason:

                    (A) the Company shall pay to the Employee in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                         (1) the sum of (I) the  Employee's  Annual  Base Salary
               through the Date of Termination to the extent not theretofore paid, (II) the product of (x) the average of the Employee's annual bonus paid under the Company's Management Incentive Plan (or successor thereto) for the three full fiscal years preceding the date of termination of the Employment Period and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365; and (III) any compensation previously deferred by the Employee (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (I), (II), and (III) shall be hereinafter referred to as the "Accrued Obligation"); and

                         (2) An amount equal to the product of (I) three (3) and
               (II) the sum of (x) the Employee's Annual Base Salary in effect at the Date of Termination and (y) the average of the Employee's annual bonus paid under the Company's Management Incentive Plan (or successor thereto) for the three full fiscal years preceding the date of termination of the Employment Period; and

                         (3) An amount equal to the excess of (I) the  actuarial
               equivalent of the benefit under the Company's qualified defined benefit retirement plan (the "Security-Connecticut Corporation Employees' Retirement Plan") (utilizing actuarial assumptions no less favorable to the Employee than those in effect under the Security-Connecticut Corporation Employees' Retirement Plan immediately prior to the Effective Date), and the Security-Connecticut Corporation Excess Pension Benefit Plan and Security-Connecticut Corporation Excess Compensation Pension Benefit Plan in which the Employee participates (the "SERPS") which the Employee would receive if the Employee's employment continued for three years after the Date of Termination assuming for this purpose that all accrued benefits are fully vested, and, assuming that the Employee's Annual Base Salary in each of the three years is equal to his Annual Base Salary at the Date of Termination, over (II) the actuarial equivalent of the Executive's actual benefit (paid or payable), if any, under the Security-Connecticut Corporation Employees' Retirement Plan and the SERPS as of the Date of Termination.

                    (B) for three years after the Employee's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Employee and/or the Employee's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in subparagraph (c)(ii)(C) of this Section 12 if the Employee's employment had not been terminated or, if more favorable to the Employee, as in effect generally at any time thereafter with respect to other peer employees of the Company and its affiliated companies and their families, provided, however, that if the Employee becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Employee for retiree benefits pursuant to such plans, practices, programs and policies, the Employee shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such Period;

                    (C) for three years after the Employee's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue fringe benefits to the Employee at least equal to those which would have been provided to him in accordance with the plans, programs and policies described in subparagraph (c)(ii)(E) of this Section 12 if the Employee's employment had not been terminated or, if more favorable to the Employee, as in effect generally at any time thereafter with respect to other peer employees of the Company and its affiliated companies;

                    (D) the Company shall, at its sole expense as incurred, provide the Employee with reasonable outplacement services;

                    (E) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Employee any other amounts or benefits required to be paid or provided or which the Employee is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits"); and

                    (F) the provisions of paragraph (b) of Section 9 shall also apply.

               (ii) Good Reason: Other Than for Cause, Death or Disability and After Two Years. If, during the Employment period following a Change of Control, and after two (2) years have elapsed following a Change of Control, the Company shall terminate the Employee's employment other than for Cause or Disability or the Employee shall terminate employment for Good Reason, the provisions of subparagraph (e)(i) of this Section 12 shall not apply, and the following provisions shall apply instead:

                    (A) the Company shall pay to Employee an amount equal to his then current annual base salary; plus the average of the Employee's annual bonus paid under the Company's Management Incentive Plan (or successor thereto) for the three full fiscal years preceding the date of termination of the Employment Period; plus any amounts payable to the Employee under any severance pay plan maintained by the Company for its employees if the Employee is eligible for payment thereunder; and

                    (B)  all  options   granted  to  him  shall  be  vested  and
          exercisable to the extent provided in the applicable agreements relating thereto.

               (iii) Death. If the Employee's employment is terminated by reason of the Employee's death during the Employment Period following a Change of Control, this Agreement shall terminate without further obligations to the Employee's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Employee's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this subparagraph (iii) shall include, without limitation, and the Employee's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Employee's estate and/or the Employee's beneficiaries, as in effect on the date of the Employee's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

               (iv) Disability. If the Employee's employment is terminated by reason of the Employee's Disability during the Employment Period following a Change of Control, this Agreement shall terminate without further obligations to the Employee, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Employee in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this subparagraph (iv) shall include, and the Employee shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120 day period immediately preceding the Effective Date or, if more favorable to the Employee and/or the Employee's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

               (v) Cause: Other than for Good Reason. If the Employee's employment shall be terminated for Cause during the Employment Period following a Change of Control, this Agreement shall terminate without further obligations to the Employee other than the obligation to pay to the Employee (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Employee, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Employee voluntarily terminates employment during the Employment Period following a Change of Control, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Employee, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Employee in a lump sum in cash within 30 days of the Date of Termination.

     13. Payment Limit. (a) Notwithstanding the other provisions of this Employment Agreement, the Company shall make no payment that would constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986 or any successor provision.

     (b) In the event that the accounting firm selected in accordance with paragraph (e) hereof (the "Auditors") determines that any payment or benefit provided by the Company to or for the benefit of the Employee, whether paid, payable or provided pursuant to the terms of this Agreement or otherwise (a "Payment") would constitute an excess parachute payment, then the aggregate present value of the Payments pursuant to this Agreement shall be reduced (but not below zero) to the Reduced Amount. The "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Payments without causing any Payment to constitute an excess parachute payment.

     (c) If the Auditors determine that any Payment would constitute an excess parachute payment, then the Company shall promptly give the Employee notice to that effect and a copy of the detailed calculation thereof and of the Reduced Amount, and the Employee may then elect, in his sole discretion, which and how much of the Payments under this Agreement shall be eliminated or reduced in order that no Payment shall constitute an excess parachute payment, and shall advise the Company in writing of his election within 10 days of receipt of notice. If no such election is made by the Employee within such 10-day period, then the Company may elect which and how much of the Payments under this Agreement shall be eliminated or reduced and shall notify the Employee promptly of such election.

     (d) All determinations made by the Auditors shall be binding upon the Company and the Employee and shall be made within 60 days of the Employee's Date of Termination.

     (e) The Auditors shall be a national accounting firm selected by mutual agreement of the Company and the Employee and may, but need not be, the auditors of the Company.

     14. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Employee's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Employee may qualify, nor shall anything herein limit or otherwise affect such rights as the Employee may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Employee is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

     15. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Employee or others. In no event shall the Employee be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Employee under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Employee obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Employee may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Employee or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Employee about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

     16.  Restrictive  Covenants.  Employee  shall not,  during  the  Employment
Period, directly or indirectly, alone or as a member of a partnership or association, or as an officer, director, advisor, consultant, agent or employee of any other company, be engaged in or concerned with any other duties or pursuits requiring his personal services except with the prior written consent of the Board of Directors of the Company. Nothing herein contained shall preclude the ownership by Employee of stocks or other investment securities. Nothing herein contained shall preclude service by Employee on boards of directors or trustees of other entities not engaged in any business competitive with the business of the Company.

     17. Trade Secrets and Non-compete. Employee acknowledges that as a result of his employment by the Company, he may develop, obtain or learn about specific confidential information or trade secrets which are the property of the Company. Employee hereby covenants and agrees to use his best efforts and the utmost diligence to guard and protect such confidential information and trade secrets and that he will not, without the prior written consent of the Company, for a period of three (3) years use for himself or others or disclose or permit to be disclosed to any third party by any method whatsoever any such confidential information or trade secret of the Company. For purposes of this paragraph, confidential information or trade secrets shall include, but not be limited to, any and all records, notes, memoranda, data, ideas, processes, methods, devices, programs, computer software, writings, research, personnel information, customer information, financial information, plans or any information of whatever nature, in the possession or control of the Company which give to the Employee an opportunity to obtain an advantage over competitors who do not know or use it.

     Employee recognizes that the Company is engaged in a highly competitive business, and that personal contact is of primary importance in securing and retaining current business and in protecting the business of the Company. Therefore, Employee further covenants that for a period of one (1) year after ceasing employment with the Company he shall not, without the prior written approval of the Board of Directors of the Company:

          (a) become an officer, employee, agent or partner of any business enterprise in substantial direct competition with the Company (or any of its subsidiaries or affiliates), as the business of the Company (or any such subsidiary or affiliate) may be constituted during the term of employment or at the termination thereof. For purposes of this paragraph (a), a business enterprise will be considered to be in "substantial direct competition" if, during a year when such competition is prohibited, its sales of any product or service which is competitive with a product or service sold by the Company (or its subsidiaries and affiliates), including, without limitation, sales of life insurance or annuity products, amount to more than either ten percent (10%) of its total sales or twenty-five million dollars ($25,000,000);

          (b) interfere with the relationship of the Company and any employee, agent or representative;

          (c) directly or indirectly divert or attempt to divert from the Company any business in which the Company has been actively engaged during the past three (3) years nor interfere with relationships of the Company with policyholders, dealers, distributors, marketers, sources of supply, or customers; or

          (d) engage in any pattern of conduct that involves the making or publishing or written or oral statements or remarks (including, without limitation, the repetition or distribution of derogatory rumors, allegations, negative reports or comments) which are disparaging or damaging to the integrity, reputation or good will of the Company and its management.

     Employee further specifically acknowledges that the geographic area to which the covenants contained in paragraphs (a) through (d) applies is the same geographic area in which he performed services for the Company during the past three (3) years. In the event that Employee is terminated without Cause, Employee will not be subject to the covenants set forth in this Section.

     If the provisions of this Section 17 are violated, in whole or in part, the Company shall be entitled to seek, upon application to any court of proper jurisdiction and an appropriate showing to such court, a temporary restraining order or preliminary injunction to restrain and enjoin the Employee from such violation without prejudice to any other remedies the Company may have at law or in equity. Further, in the event that the provisions of this Section 17 should ever be deemed to exceed the time, geographic or occupational limitations permitted by applicable laws, the Employee and the Company agree that such provisions shall be and hereby are reformed to the maximum time, geographic or occupational limitations permitted by the applicable laws.

     18. Notice. Any notice required to be given by the Company hereunder to Employee shall be in proper form and signed by an officer or Director of the Company. Until one party shall advise the other in writing to the contrary, notices shall be deemed delivered:

          (a) to the Company if delivered to the Secretary of the Company, or if mailed, certified or registered mail, postage prepaid, to the Secretary of the Company at 20 Security Drive, Avon, Connecticut 06001;

          (b) to Employee if delivered to Employee, or if mailed to him, certified or registered mail, postage prepaid, at 165 Westmont, West Hartford, Connecticut 06117.

     19. Alternative Dispute Resolution. Any controversy, dispute or questions arising out of, in connection with or in relation to this Agreement or its interpretation, performance or nonperformance or any breach thereof shall be resolved through mediation. In the event mediation fails to resolve the dispute within 60 days after a mediator has been agreed upon or such other longer period as may be agreed to by the parties, such controversy, dispute or question shall be settled by arbitration in accordance with the Center for Public Resources Rules for Non-Administered Arbitration of Business Disputes, by a sole arbitrator. The arbitration shall be governed by the United States Arbitration Act, 9 U.S.C. Sec. 1-16, and judgment upon the award rendered by the arbitrator may be entered by any court having jurisdiction thereof. The place of the arbitration shall be Hartford, Connecticut.

     20. Successors.

          (a) This Agreement is personal to the Employee and without the prior written consent of the Company shall not be assignable by the Employee otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Employee's legal representatives.

          (b) This Agreement shall inure to the benefit or and be binding upon the Company and its successors and assigns.

          (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

     21. Miscellaneous.

          (a) This Agreement shall be governed by and construed in accordance with the laws of the State of Connecticut, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force and effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

          (b) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

          (c) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

          (d) The Employee's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Employee or the Company may have hereunder, including, without limitation, the right of the Employee to terminate employment for Good Reason following a Change of Control pursuant to Section 12(d)(iii) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

          (e) Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     22. Effect on Previous Agreements. This Agreement amends and restates the Agreement dated December 3, 1993, between Employee and Security-Connecticut Corporation, and supersedes other previous agreements pertaining to the subject matter hereof.




     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

Attest:                                         SECURITY-CONNECTICUT CORPORATION


/s/Patricia A. DeVita                           By /s/John E. Silliman
---------------------                           ----------------------



Witness:


/s/Patricia A. DeVita                           /s/Ronald D. Jarvis
---------------------                           -------------------
                                                Ronald D. Jarvis
                                                Employee

                                                                   Exhibit 10.21


                                    AGREEMENT

     AGREEMENT by and between SECURITY-CONNECTICUT CORPORATION (the "Company") and ________________ (the "Executive"), dated as of the 11th day of April, 1996.

     The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

     NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

     1. Certain Definitions. (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section 1 (b)) on which a Change of Control as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or
(ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean, and a Change of Control shall be deemed to occur on, the date immediately prior to the date of such termination of employment.

     (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

     2. Change of Control. For the purpose of this Agreement, a "Change of Control" shall mean:

     (a) the acquisition by any individual, entity or Group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (c) of this Section 2; or

     (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board; or

     (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination;

     (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

     3. Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

     4. Terms of Employment.

     (a) Position and Duties.

          (i) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location or locations where the Executive was employed immediately preceding the Effective Date or any office or location within the State of Connecticut.

          (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to perform faithfully and efficiently such responsibilities. During the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

     (b) Compensation.

          (i) Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

          (ii) Incentive, Savings, and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all bonus, incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120 day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

          (iii) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, that the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120 day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

          (iv) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120 day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (v) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (vi) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 120 day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (vii) Vacation. During the Employment Period, the Executive shall be entitled to paid vacation in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120 day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

     5. Termination of Employment.

     (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with
Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

     (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

          (i) the willful and continued failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

          (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less that three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

     (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

          (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for that purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

          (ii) any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

          (iii) the Company's requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)(B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date:

          (iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

          (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement.

     For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

     (d) Notice of Termination. Any termination by the Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

     (e) Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be, (ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

     6. Obligations of the Company upon Termination.

     (a) Good Reason: Other Than for Cause, Death or Disability and Within Two Years. If, during the Employment Period within the two year period following a Change of Control, the Company shall terminate the Executive's employment other than for Cause or Disability or the Executive shall terminate employment for Good Reason:

          (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

               A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the annual bonus paid or payable under the Company's Management Incentive Plan (or successor thereto), including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any and (y) a fraction, the numerator of which is the number of days in current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligation"); and

               B. the amount equal to the product of (1) two (2) and (2) the sum of (x) the average of the Executive's Annual Base Salary for the Company's three full fiscal years preceding the Date of Termination and (y) the average of the Executive's annual bonus paid under the Company's Management Incentive Plan (or successor thereto) for the three full fiscal years preceding the Date of Termination; and

          (ii) for two years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(iii) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such Period;

          (iii) the Company shall, at its sole expense as incurred, provide the Executive with reasonable outplacement services;

          (iv) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits"); provided, however, that if Employee is eligible for payments under any severance pay plan maintained by the Company or its affiliates, any payments thereunder shall reduce dollar for dollar the amount of any payments to be made under subparagraph (a)(i) hereunder; and

          (v) all options granted to him shall be vested and exercisable to the extent provided in the applicable agreements relating thereto.

     (b) Good Reason: Other Than for Cause, Death or Disability and After Two Years. If, during the Employment period following a Change of Control, and after two (2) years have elapsed following a Change of Control, the Company shall terminate the Employee's employment other than for Cause or Disability or the Employee shall terminate employment for Good Reason, the provisions of subparagraph (a) of this Section 6 shall not apply, and the following provisions shall apply instead:

               (A) the Company shall pay to Employee an amount equal to his then current annual base salary; plus the average of the Employee's annual bonus paid under the Company's Management Incentive Plan (or successor thereto) for the three full fiscal years preceding the date of termination of the Employment Period; plus any amounts payable to the Employee under any severance pay plan maintained by the Company for its employees if the Employee is eligible for payment thereunder; and

               (B) all options granted to him shall be vested and exercisable to the extent provided in the applicable agreements relating thereto.

     (c) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other
Benefits, the term other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

     (d) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other
Benefits, the term Other Benefits as utilized in this Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120 day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

     (e) Cause: Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

     7. Payment Limit.

     (a) Notwithstanding the other provisions of this Employment Agreement, the Company shall make no payment that would constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986 or any successor provision.

     (b) In the event that the accounting firm of Ernst & Young or its successor (the "Auditors") determines that any payment or benefit provided by the Company to or for the benefit of the Employee, whether paid, payable or provided pursuant to the terms of this Agreement or otherwise (a "Payment") would constitute an excess parachute payment, then the aggregate present value of the Payments pursuant to this Agreement shall be reduced (but not below zero) to the Reduced Amount. The "Reduced Amount" shall be an amount expressed in present value which maximizes the aggregate present value of Payments without causing any Payment to constitute an excess parachute payment.

     (c) If the Auditors determine that any Payment would constitute an excess parachute payment, then the Company shall promptly give the Employee notice to that effect and a copy of the detailed calculation thereof and of the Reduced Amount, and the Employee may then elect, in his sole discretion, which and how much of the Payments under this Agreement shall be eliminated or reduced in order that no Payment shall constitute an excess parachute payment, and shall advise the Company in writing of his election within 10 days of receipt of notice. If no such election is made by the Employee within such 10-day period, then the Company may elect which and how much of the Payments under this Agreement shall be eliminated or reduced and shall notify the Employee promptly of such election.

     (d) All determinations made by the Auditors shall be binding upon the Company and the Employee and shall be made within 60 days of the Employee's Date of Termination.

     8. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

     9. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

     10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit to the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 9 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

     11. Successors. (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

     (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

     (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

     12. Miscellaneous. (a) This Agreement shall be governed by and construed in accordance with the laws of the State of Connecticut, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

     (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

     If to the Executive:

     ____________________________

     ____________________________

     ____________________________

     ____________________________


     If to the Company:

     Security-Connecticut Corporation
     20 Security Drive
     Avon, Connecticut 06001

     Attention:  General Counsel


or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

     (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

     (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

     (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c) (v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

     (f) The Executive and the Company acknowledge this agreement supersedes any other agreement between the parties with respect to the subject matter hereof and, in particular, supersedes the Employment Agreement between the Executive and the Company dated December 3, 1993 and that agreement is of no further force or effect.

     (g)   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.


                                    /s/
                                    ----------------------
                                    Executive


                                    SECURITY-CONNECTICUT CORPORATION


                                    By /s/Ronald D. Jarvis
                                    ----------------------

                                                                   Exhibit 10.22


                  GENERAL RE/NEW ENGLAND ASSET MANAGEMENT, INC.



                         Investment Management Agreement



     This Agreement is made as of the 1st day of October, 1996, between

1. GENERAL RE/NEW ENGLAND ASSET MANAGEMENT, INC., a corporation organized under the laws of the State of Delaware ( "Manager"); and

2. LINCOLN SECURITY LIFE INSURANCE COMPANY, a corporation organized under the laws of the State of New York ("Client").

     WHEREAS, Client desires to appoint Manager as the investment manager of that portion of Client's assets constituting the Account (as defined below);

     NOW THEREFORE, in consideration of the mutual agreements herein contained, it is agreed as follows:


Section 1. The Account

     The cash, securities and other assets placed by Client in the account to be managed under this Agreement (the "Account") are listed on Schedule A. Assets may be added to the Account at any time with the consent of the Manager. The Account will include these assets and any changes in them resulting from transactions directed by Manager, withdrawals made by Client, or dividends, interest, stock splits and other earnings, gains or losses on the assets.


Section 2. Management of the Account

     Manager will make all investment decisions for the Account, in Manager's sole discretion and without first consulting or notifying Client, in accordance with the investment restrictions and guidelines which are attached as Schedule B (the "Investment Guidelines"). Client may change these Investment Guidelines at any time, but Manager will be bound by the changes only after Manager has received and agreed to the changes in writing. Other than by the Investment Guidelines and the terms of this Agreement, the investments made by Manager on behalf of the Client will not be restricted in any manner, except by operation of law.

     Manager will have full power and authority, on behalf of Client, to instruct any brokers, dealers or banks to buy, sell, exchange, convert or otherwise trade in all securities, futures or other investments for the Account, in accordance with what is further defined in the Statement of Investment Policy attached to this contract.

     Manager will not be responsible for giving Client investment advice or taking any other action with respect to assets not in the Account ("Unmanaged Assets").

Section 3. Transactions for the Account

     Manager will arrange for securities transactions for the Account to be executed through those brokers, dealers or banks that Manager believes will provide best execution. In choosing a broker, dealer or bank, Manager will consider the broker, dealer or bank's execution capability, reputation and access to the markets for the securities being traded for the Account. Manager will seek competitive commission rates, but not necessarily the lowest rates available.

     Manager may also send transactions for the Account to brokers who charge higher commissions than other brokers, provided that Manager determines in good faith that the amount of commissions Manager pays is reasonable in relation to the value of the brokerage and research services provided, viewed in terms either of that particular transaction or Manager's overall responsibilities with respect to all clients whose accounts Manager manages on a discretionary basis.

     If Manager decides to purchase or sell the same securities for Client and other clients at about the same time, Manager may combine Client's order with those of other clients if Manager reasonably believes that it will be able to negotiate better prices or lower commission rates or transaction costs for the combined order than for Client's order alone. Client will pay the average price and transaction costs obtained for such combined orders. If Manager cannot obtain execution of the combined orders at prices or for transaction costs that Manager believes to be desirable, Manager will allocate the securities purchased or sold as part of the combined order by following its order allocation procedures.

     Manager generally will allocate securities purchased or sold as part of a combined order to Client's Account and to accounts of other clients pro rata in proportion to the size of the order placed for each client. However, Manager may increase or decrease the amounts of securities allocated to each client if necessary to avoid having odd or small numbers of shares held for the account of any client. Each client that participates in a combined order will receive or pay the average share price for all transactions executed as part of the combined order and will pay its pro rata share of the transaction costs.

     If Client directs Manager to use particular brokers, dealers or banks to execute transactions for the Account, Manager will do so, but Manager will not seek better execution services or prices for Client from other brokers, dealers or banks, and Client may pay higher prices or transaction costs as a result. Manager also may not be able to seek better execution services for Client by combining Client's orders with those of other clients.

     Client may direct all transactions for the Account to a particular broker, dealer or bank, by writing the name and address of that broker, dealer or bank in the space provided on Schedule A.


Section 4. Transaction Confirmations

     Manager  will   instruct   the  brokers,   dealers  or  banks  who  execute
transactions for the Account to send Client all transaction confirmations, unless Client chooses not to receive confirmations by written notice to Manager. Manager will notify Client of each transaction for the account as soon as it is known by Manager but, in any event, no later than the trade date.


Section 5. Custody of Account Assets

     The assets in the Account will be held for Client by the custodian appointed by Client and named on Schedule A (the "Custodian"). Manager will not have custody of any Account assets. Client will pay all fees of the Custodian.

     Client will authorize the Custodian to follow Manager's instructions to make and accept payments for, and to deliver or to receive, securities, cash or other investments purchased, sold, redeemed, exchanged, pledged or loaned for the Account. Client also will instruct the Custodian to send Client and Manager monthly statements showing the assets in and all transactions for the Account during the month, including any payments of Manager's fees.

     Client will provide Manager with a copy of its agreement with the Custodian, and will give Manager reasonable advance notice of any change of Custodian.


Section 6. Reports to Client

     Manager will send Client monthly written reports showing the identity, cost, par, and current market value of the assets in the Account and each transaction made for the Account during the period covered by the report. The Account's performance will be sent quarterly.


Section 7. Account Valuation

     Manager will value the securities in the Account that are listed and traded on a national securities exchange or on NASDAQ on the valuation date at the closing price on the principal market where the securities are traded. Manager will value other securities or investments in the Account in a manner that Manager believes in good faith reflects their fair market value.


Section 8. Manager's Fees

     For Manager's services, Client will pay a percentage of the value, as determined under Section 7 of this Agreement, of all assets in the Account as of the last trading day of each calendar month. The fees are payable at the end of each calendar quarter for services provided by Manager during the prior three months. The percentage amount of the fees is shown on Schedule A. In any partial quarter, the fees will be reduced pro rata based on the number of days the Account was managed.

     Client agrees to pay Manager's fees as follows:

     [ ] The Custodian will deduct the fees from Client's Account and pay them to Manager each quarter. Manager will send Client and the Custodian at the same time a bill showing the amount of Manager's fees, the Account value on which they were based and how they were calculated. The Custodian will send Client a monthly statement showing all amounts paid from the Account, including Manager's fees.

     [X] Client will be billed directly by Manager and will pay Manager's fees within 30 days of receiving the bill.

     If Manager invests in securities issued by money market funds or other investment companies for the Account, these securities will be included in the value of the Account when Manager's fees are calculated. These same assets will be subject to additional investment management and other fees that are paid by the investment company but ultimately borne by its shareholders. These additional fees are described in each investment company's prospectus.

Section 9.  Proxy Voting

     Proxies for securities in the Account should be voted as follows:

     [X] Client directs Manager to vote all proxies for securities in Client's Account. Except if otherwise notified by Client by a prior writing, Manager will vote Client's proxies in accordance with Manager's internal proxy voting policies. Client will direct Custodian to send promptly all proxies and related shareholder communications to Manager and to identify them as relating to Client's Account. Client understands that Manager will have no responsibility to vote proxies if they are not received on a timely basis from the Custodian as properly identified as relating to Client's Account.

     [ ] Client directs Manager not to vote proxies for securities held for the Account.

     This proxy voting election may be changed at any time by notifying Manager in writing.


Section 10. Risk

     Manager cannot guarantee the future performance of the Account, promise any specific level of performance or promise that its investment decisions, strategies or overall management of the Account will be successful. The investment decisions Manager will make for Client are subject to various market, currency, economic, political and business risks, and will not necessarily be profitable.


Section 11. Standard of Care; Limitation of Liability

     Except as may otherwise be provided by law, Manager will not be liable to Client for any loss (i) that Client may suffer as a result of Manager's good faith decisions or actions where Manager exercises the degree of care, skill, prudence and diligence that a prudent person acting in a like fiduciary capacity would use; (ii) caused by following Client's instructions; or (iii) caused by the Custodian, any broker, dealer or bank to which Manager directs transactions for the Account or any other person.

     Federal  and  state  securities  laws  impose   liabilities  under  certain
circumstances on persons who act in good faith, and this Agreement does not waive or limit Client's rights under those laws.

     Manager will not be responsible for Client's own compliance with the insurance investment laws of Client's state of domicile or for Client's compliance with applicable tax laws.

     In managing the Account, Manager will not consider any other securities, cash, or other investments or assets Client owns for diversification or other purposes. Manager shall have no responsibility whatsoever for the management of the Unmanaged Assets or any assets of Client other than the Account and shall incur no liability for any loss or damage which may result from the management of such other assets.


Section 12. Client Directions

     The names and specimen signatures of each individual who is authorized to give directions to Manager on Client's behalf under this Agreement are set forth on Schedule C. Directions received by Manager from Client must be signed by at least one such person. If Manager receives directions from Client which are not signed by a person that Manager reasonably believes is authorized to do so, Manager shall not be required to comply with such directions until it verifies that the directions are properly authorized by Client.

     Manager shall be fully protected in relying upon any direction signed or given by a person that Manager reasonably believes is authorized to give such directions on Client's behalf. Manager also shall be fully protected when acting upon an instrument, certificate, or paper that Manager reasonably believes to be genuine and to be signed or presented by any such person or persons. Manager shall be under no duty to make any investigation or inquiry as to any statement contained in any writing and may accept the same as conclusive evidence of truth and accuracy of statements contained therein.


Section 13. Confidentiality

     Except as Client and Manager otherwise agree in writing or as may be required by law, all information concerning the Account and services provided under this Agreement shall be kept confidential.


Section 14. Non-Exclusive Agreement

     Manager provides investment advice to other clients and may give them advice or take actions for them, for Manager's own accounts or for accounts of persons related to or employed by Manager, that is different from advice provided to or actions taken for Client.

     Manager is not obligated to buy, sell or recommend for Client's Account any security or other investment that Manager may buy, sell or recommend for other clients or for the account of Manager or its related persons or employees.

     If Manager obtains material, non-public information about a security or its issuer that Manager may not lawfully use or disclose, Manager will have no obligation to disclose the information to Client or to use it for Client's benefit.


Section 15. Term of Agreement

     Either Client or Manager may cancel this Agreement at any time upon 30 days written notice. This Agreement will remain in effect for 30 days following written notice. Termination of this Agreement will not affect (i) the validity of any action that Manager or Client has previously taken; (ii) the liabilities or obligations of Manager or Client for transactions started before termination; or (iii) Client's obligation to pay Manager's fees through the date of termination. Upon termination, Manager will have no obligation to recommend or take any action with regard to the securities, cash or other assets in the Account.


Section 16. Agreement Not Assignable

     This Agreement may not be assigned within the meaning of the Investment Advisers Act of 1940 (the "Advisers Act") by Manager without Client's written consent.


Section 17. Governing Law

     The internal law of Connecticut will govern this Agreement. However, nothing in this Agreement will be construed contrary to any provision of the Advisers Act or the rules thereunder.

Section 18. Arbitration Clause

     Any dispute, controversy or claim which relates to, arises out of or is connected with this Agreement, including, without limitation, the creation, validity, interpretation, breach or termination of this Agreement, and which has not been mutually resolved by the parties shall, on the written demand by either party to the other party, be determined and settled in Hartford, Connecticut by a panel of three arbitrators in accordance with the Commercial Arbitration Rules of the American Arbitration Association.


Section 19. Miscellaneous

     If any provision of this Agreement is or becomes inconsistent with any applicable law or rule, the provision will be deemed rescinded or modified to the extent necessary to comply with such law or rule. In all other respects, this Agreement will continue in full force and effect. This Agreement contains the entireunderstanding between Manager and Client and may not be changed except in writing signed by both parties. Failure to insist on strict compliance with this Agreement or with any of its terms or any continued conduct will not be considered a waiver by either party under this Agreement.


Section 20. Notices

     All notices and instructions with respect to the Account or other matters covered by this Agreement may be sent by U.S. mail, overnight courier, or facsimile transmission (with a hard copy sent by U.S. mail) to Client and to Manager at the addresses at the end of this agreement or to another address provided in writing.


Section 21. Representations of Client

     Client represents and warrants to Manager that (a) Client is the beneficial owner of all assets in the Account and that there are no restrictions on transfer or sale of any of those assets; (b) this Agreement has been duly authorized, executed, and delivered by Client and is Client's valid and binding obligation; (c) the names of the individuals who are authorized to act under this Agreement on behalf of Client have been given to Manager in writing; (d) no government authorizations, approvals, consents, or filings not already obtained are required in connection with the execution, delivery, or performance of this Agreement by Client; and (e) the assets in the Account are not and are not deemed to be assets of any employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended. Client agrees to indemnify and hold harmless Manager from all liability and costs (including costs of defense) which may be asserted or incurred by reason of any defect in Client's authority to appoint Manager or any defect in the conduct of Client in making the appointment under this Agreement.


Section 22. Representations of Manager

     Manager represents and warrants that this Agreement has been duly authorized, executed and delivered by Manager and is its valid and binding obligation. Manager represents and warrants to Client that Manager is registered as an Investment Adviser under the Investment Advisers Act of 1940, as amended.


Section 23. Disclosure

     Client has received and reviewed a copy of Part II of Manager's Form ADV and a copy of this Agreement.

AGREED TO AND ACCEPTED BY:



GENERAL RE/NEW ENGLAND                    LINCOLN SECURITY LIFE
ASSET MANAGEMENT, INC.                    INSURANCE COMPANY




By: /s/  Gerald T. Lynch                  By: /s/  Robert J. Voight
    ----------------------                -----------------------
   (Signature)                            (Signature)



  Gerald T. Lynch                           Robert J. Voight
----------------------                    -----------------------
(Name)                                    (Name)



     President                            Executive Vice President
----------------------                    -----------------------
(Title)                                   (Title)



30 Waterside Drive                        Route 312, Southeast Executive Park
Farmington, Connecticut  06032-3065       Brewster , NY 10509-0565
                                          (Principal Address)



                                          22-2491079
                                          ----------
                                          (Taxpayer Identification Number)

SCHEDULE A

--------------------------------------------------------------------------------

I. ACCOUNT ASSETS. Client has deposited the following securities, cash and other assets with the Custodian identified below to be managed under this
Agreement:


Schedule D, dated 9/30/96, as attached.

--------------------------------------------------------------------------------

II. CUSTODY OF ACCOUNT ASSETS. The assets to be managed under this Agreement will be held by:

Chase Manhattan Bank                     G04847
(Name)                                   (Custodial Account Number)

(Address)
--------------------------------------------------------------------------------

III. FEES. Manager's fees for services provided under this Agreement shall be as follows:

Annual fee of .10 of 1% of market value of invested assets.





--------------------------------------------------------------------------------

IV. BROKERAGE DIRECTION. Client directs Manager to cause all transactions for the Account to be executed through the following broker, dealer or bank:

 None
-----------------------------

(Name)
------------------------------------------------------------------------------

(Address)
------------------------------------------------------------------------------
Client has read, understands and accepts the limitations that this direction will place on Manager's ability to seek best execution for the Account. This direction may be changed by Client at any time by notifying Manager in writing.

-------------------------------------------------------------------------------

V.  Name of Client:                                        VI.  Date:
    Lincoln Security Life Insurance Company
    /s/  Robert J. Voight
    ---------------------

    By:  Robert J.Voight, Executive Vice President         October 1, 1996

--------------------------------------------------------------------------------

SCHEDULE B
--------------------------------------------------------------------------------


INVESTMENT GUIDELINES: The investment guidelines to be followed by Manager in managing Client's Account are set forth below:



Statement of Investment Policy, dated 9/17/96 , as attached.


























--------------------------------------------------------------------------------
Name of Client:                                            Date:
Lincoln Security Life Insurance Company

/s/  Robert J. Voight
---------------------

By:  Robert J. Voight, Executive Vice President            October 1, 1996

--------------------------------------------------------------------------------

SCHEDULE C


SECRETARY'S CERTIFICATE

     I, Patricia Ann DeVita, the Secretary of Lincoln Security Life Insurance Company (the "Corporation"), a Corporation organized and existing under the laws of the State of New York , hereby certify that each of the following officers of the Corporation, acting singly, is authorized in the name and on behalf of the Corporation, to give instructions to General Re/New England Asset Management, Inc. ("Manager") with respect to any and all matters, including investment and reinvestment of securities, pertaining to the Investment Management Agreement between the Corporation and Manager, and to execute and deliver any and all documents and to take any and all other action to carry out the purposes of said Investment Management Agreement. I further certify that the specimen signature set forth next to the names of such officers, is the true and genuine signature of such persons.

Name of Officer     Title                                  Signature


Robert J. Voight    Executive Vice President               /s/ Robert J. Voight
----------------    ------------------------               --------------------




Richard D. Mocarski Vice President, Controller & Treasurer /s/Richard D.Mocarski
------------------- -------------------------------------  ---------------------





     This Certificate shall be in effect from the date hereof until written notice is given on behalf of the Corporation to terminate or revise it.

     IN WITNESS WHEREOF, I set my hand and seal of the corporation.



                   Patricia Ann DeVita                            October 1,1996
                   -------------------------------                --------------
                   Secretary                                      Date


(Corporate Seal)

                                                                   Exhibit 10.23

                         INVESTMENT ACCOUNTING AGREEMENT

     THIS INVESTMENT ACCOUNTING AGREEMENT, (the "Agreement"), dated as of this first day of August, 1996, (the "Effective Date"), is by and between Conning Asset Management Company ("Conning") and Security-Connecticut Life Insurance Company, (the "Company" and collectively, "the Parties").

     WHEREAS, the Company and/or other investment advisors retained by the Company, ("Advisors"), intend to manage a portion or all of the securities of the Company held in the Custody Accounts (as defined herein);

     WHEREAS,   the  Company  desires  Conning  to  provide  certain  investment accounting services, ("Investment Accounting Services"), and data conversion assistance services substantially in accordance with the terms of this Agreement; and

     WHEREAS, the Company has requested that Conning provide the aforementioned Investment Accounting Services and certain data conversion assistance services to the Company and Conning desires to accept such duties and responsibilities.

     NOW THEREFORE, in consideration of the foregoing and the mutual promises recited below, the parties agree as follows:

1. DEFINITIONS. The following terms used in this Agreement shall have the meanings ascribed to them below:

     "Advisor" shall have the meaning set forth in the first WHEREAS clause of this Agreement; provided, that, Conning is given at least fifteen (15) days prior written notice by the Company of any additions or deletions of Advisors.

     "Allocation" shall mean that portion of the Assets that is initially allocated to an Advisor and transferred to a Custody Account.

     "Assets" shall mean those assets held in the Custody Accounts.

     "Business Day" shall mean end of day on which Advisor, Conning and the Custodian, as applicable, are open for business, except as otherwise noted in this Agreement.

     "Custodian" shall mean the bank and such other custodians as the Company may from time to time designate in writing to Conning as custodians of all or part of the Assets.

     "Custody Account(s)" shall mean the custody accounts at the bank, securities held directly by the Company and such other custody accounts as the Company may designate in writing to Conning as the custody accounts for the deposit of its securities of the Company.

2. INVESTMENT ACCOUNTING SERVICES. Conning shall, as of the Effective Date, assume responsibility for and provide to the Company, and to its advisors and designees, which shall be designated to Conning in writing, certain investment accounting services set forth in Schedule 2 of this Agreement, provided that: the Company and each Advisor shall promptly provide to Conning all information reasonably requested by Conning with respect to the purchase, sale, investment, re-investment and supervision of that portion of the Company's Assets managed by such person and in furtherance of this requirement, the Company shall authorize the Custodians to allow Conning on-line access to view the Company's account activity.

     With respect to each Custody Account, each Advisor and the Company shall be solely responsible for: (i) buying, selling, exchanging, converting, modifying or otherwise trading in any securities in the Custody Account;
     (ii) selecting the brokers, dealers and currency merchants to execute each such transaction; and (iii) placing orders for the execution of such securities transactions with or through such brokers, dealers or issuers.

     The Company shall be responsible for: (i) coordinating communication among Conning, the Custodian and each applicable Advisor, of all respective trades and settlement activity; (ii) filing any settlement claims and making payment of any claims filed against the Company; (iii) representing the Company's interest in any class action suit and/or any other litigation relating to or involving the invested assets of the Company arising after the Effective Date; (iv) coordinating and controlling any movement of assets between portfolios not relating to trades and resolving any discrepancies related to the movement of such assets; and (v) notifying Conning of all such asset movement activity.

3. DATA ACCESS. Conning agrees to provide the Company access to the Company's investment accounting data maintained in Conning's automated systems via ASCII download or other format agreed to by the Company and Conning.

     In the event that the Company requests on-line read-only access to such accounting data on Conning's automated accounting system, Conning will assist the Company and make such modifications to its systems environment to permit such access, providing that Conning shall not be required to make any modifications which Conning determines is not practicable and provides written notice to the Company of such determination. The Company shall reimburse Conning promptly for the reasonable cost of all modifications made pursuant to this section.

4.   FEES.  Conning's fee for  performing  services under  this Agreement  shall be determined and paid as shown in Schedule 1 of the Agreement. Such fee shall begin to accrue upon completion of installation and conversion to Conning which will be deemed to have been completed on October 1, 1996. This fee will be billed quarterly in arrears and will be calculated based on the book value of total reported assets at the end of each calendar quarter. All partial quarters will be prorated. Book value shall be determined by Conning in consultation with the Company in accordance with Statutory Accounting Principles.

     In addition to the compensation calculated and paid in accordance with the fee schedule, the Company shall be obligated to pay all applicable sales taxes, if any, assessed in connection with the investment accounting services, conversion assistance and other special services rendered by Conning hereunder. The Company shall reimburse Conning within thirty (30) days of receipt of Conning's invoice for expenses directly related to the NAIC asset valuation system ("SVO") annual licensing fee and to the provision of investment accounting services under this Agreement.

5. AUTHORIZED PERSONS. In addition to the individuals authorized to act in connection with specific matters covered by this Agreement, as contemplated by particular provisions of this Agreement, the President and/or Treasurer of the Company or their designees, which will be designated to Conning in writing by the Company, shall be authorized to make and communicate to Conning on behalf of the Company, any decisions or instructions pertaining to this Agreement, and Conning may rely on and act upon a communication purporting to be from any of such persons or designees.

6. TERM AND TERMINATION. This Agreement will commence on the effective date specified on the Execution Page of this Agreement and shall continue in force for a period of at least three years and thereafter shall be automatically renewed for additional one year terms on each anniversary of the effective date, unless terminated earlier according to the provisions of this Agreement. This Agreement may be terminated by either party at any time upon 90 days prior written notice to the other party

     In the event of termination by the Company without cause within three years of the Effective Date, Conning shall be paid a termination fee which shall be $80,000 as of the Effective Date, and which fee will be reduced by the amount of $2,200 for each month thereafter during which this Agreement is in effect. This termination fee is to compensate Conning for the installation and conversion that is not being charged for.

     Upon the termination without cause of this Agreement, the fees payable hereunder per Schedule 1 shall be pro-rated to the date of termination and such fees shall be paid by the Company to Conning promptly following receipt of an invoice therefor. If the Company terminates this contract for cause no termination fee will be payable. For purposes of this paragraph, the material breach of this Agreement, gross negligence or willful misconduct shall be considered cause.

     Upon termination of this Agreement, the payment of the final fee shall be contingent upon the timely completion of installation and conversion to a subsequent provider to Conning not to exceed 90 days of written notice of termination.

7. NOTICES. All notices and other communications hereunder shall be in writing and shall be sufficient if (i) delivered by overnight delivery by a nationally recognized air courier service; or (ii) mailed by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:


     A.   Notices to the Company shall be delivered to:

          Security-Connecticut Corporation
          20 Security Drive
          Avon, CT 06001

          Telefax No:  (860) 674-7612
          Attention:  Richard D. Mocarski, Vice President, Controller and
          Treasurer


     B.   Notices to Conning shall be sent or delivered to:

          Conning Asset Management Company
          CityPlace II
          185 Asylum Street
          Hartford, CT 06103

          Telefax No. (860) 520-1253
          Attention:  Fred M. Schpero, Vice President

The parties may by like notice, designate any future or different address or telefax number to which subsequent notices shall be sent. Any notice shall be deemed given when received.

8.   AUDITING.  The  Company  shall  have  the  right to  audit  all  books  and records directly pertaining to the performance of services for the Company only by Conning pursuant to this Agreement, and to obtain copies of such books and records as its auditors may reasonably request in connection with such audit, provided that the Company gives reasonable notice of the audit, reviews the books and records during Conning's normal business hours, and promptly reimburses Conning for any reasonable costs of photocopying or delivering copies of books and records.

9. CONFIDENTIALITY. Conning agrees that the information and reports furnished pursuant to this Agreement marked as confidential shall be treated as confidential unless available through other public sources and shall not be disclosed to third parties except as specified pursuant to the terms of this Agreement or by law. The Company agrees that reports  furnished  by Conning to  the Company  will  not be  disclosed  by the Company to third parties, provided that the Company shall be permitted to disclose all information required to be disclosed pursuant to financial reporting requirements or by law. Conning may disclose to its clients the fact that the Company is a client of Conning.

10. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York.

11. LIMITATION OF LIABILITY; INDEMNIFICATION. (a) Neither Conning nor any of its shareholders, officers, directors or employees shall be liable to the Company, or to the Board of Directors of the Company for (i) mistakes of judgment, mistakes of law or any act or omission suffered or taken by any such person, or for losses due to any such mistakes, act or omission (including, without limitation, any losses that may be sustained in connection with the performance of Conning on behalf of the Company), except to the extent such liability or losses result from the (A) willful misconduct, bad faith or negligence of such person or
     (B) reckless disregard by Conning of obligations and duties under this Agreement, (ii) the willful misconduct, negligence or bad faith of any independent representative, consultant, independent contractor, broker, agent or other person who is selected, engaged or retained by Conning on behalf of the Company in the performance of this Agreement or in connection herewith, unless such person was in a negligent manner selected, engaged or retained by Conning.

     Nothing herein shall constitute a restriction or waiver of any rights under federal or state securities laws.

12. SEVERABILITY. In the event that any one or more of the provisions of this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, or becomes inconsistent with any applicable rule or law, such invalidity, illegality, unenforceability or inconsistency shall not affect any other provision of this Agreement.

13. COMPLETE AGREEMENT. This Agreement together with the attached schedules embodies the entire agreement and understanding between Conning and the Company and supersedes all prior agreements and understandings relating to the subject matter hereof.

14. AMENDMENT. This Agreement may only be amended or revised in writing, signed by both parties.

15. HEADINGS. The headings of the parts of this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning of this Agreement.

16. ASSIGNMENT. This Agreement may not be assigned by either party to any other organization without the prior written approval of the other.

17. NON-WAIVER. No failure of either party to exercise any power or right given either party hereunder or to insist upon strict compliance by either party with its obligations hereunder, and no custom or practice of the parties at variance with the terms hereof, shall constitute a waiver of either party's right to demand exact compliance with the terms hereof. A waiver of the breach of one provision of this Agreement shall not be deemed a waiver of any other provision of this Agreement.

18.  RELIANCE ON  INFORMATION.  Conning  shall  be  entitled  to  rely,  without independent verification, on the accuracy and completeness of all information furnished to it by the Company or the Advisors in furtherance of this Agreement, and on all information obtained by
     Conning from third parties reasonably believed by Conning to be reliable. Conning shall not be responsible for any loss or expense relating to the accuracy of the information contained in trade tickets or other reports furnished by the Company or its Advisors to Conning pursuant to Section 2 hereof.

19. FORCE MAJEURE. Neither party shall be considered in default in the performance of its obligations under this Agreement, to the extent that the performance of any such obligation is prevented or delayed by any cause which is beyond the reasonable control and without the fault or negligence of such party.

20 SURVIVAL. The provisions of paragraph 9, 10 and 11 shall survive any termination of this Agreement.

21. ARBITRATION CLAUSE. Any dispute, controversy or claim which relates to, arises out of or is connected with this Agreement, including, without limitation, the creation, validity, interpretation, breach or termination of this Agreement, and which has not been mutually resolved by the parties shall, on the written demand by either party to the other party, be determined and settled in Hartford, Connecticut by a panel of three arbitrators in accordance with the Commercial Arbitration Rules of the American Arbitration Association.



     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                                  Conning Asset Management Company

                                               /s/Mark E. Hansen
                                               ------------------------------
                                  By:          Mark E. Hansen
                                  Title:       Executive Vice President



                                  Security-Connecticut Life Insurance Company


                                               /s/Richard D. Mocarski
                                               ------------------------------
                                  By:          Richard D. Mocarski
                                  Title:       Vice President, Controller and
                                               Treasurer

                                   Schedule 1

                       ATTACHED TO AND FORMING PART OF THE
                         INVESTMENT ACCOUNTING AGREEMENT
                    DATED AS OF THIS FIRST DAY OF AUGUST 1996

                                     BETWEEN

                        CONNING ASSET MANAGEMENT COMPANY

                                       AND

                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY


================================================================================



Conning's annual fee as described in Section 4 of this Agreement is stated below:


     .0175 percent of the book value of the assets stated in Schedules D1, D2.1 and D2.2 of the statutory statements filed by the Company.

                                   Schedule 2


                       ATTACHED TO AND FORMING PART OF THE
                         INVESTMENT ACCOUNTING AGREEMENT
                    DATED AS OF THIS FIRST DAY OF AUGUST 1996

                                     BETWEEN

                        CONNING ASSET MANAGEMENT COMPANY

                                       AND

                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY

================================================================================



                         Investment Accounting Services

     Pursuant to the Agreement, Conning shall provide the following Investment Accounting Services:

A. Trade Processing. Conning shall provide to the Company and each Advisor services regarding input of securities trades subject to the following:

     (1) Conning shall review trade tickets furnished by the Company and/or its Advisors to determine whether they include all items of information concerning security trades that must be completed by the party effecting a trade in order to allow Conning to perform the investment accounting services set forth in this Agreement (e.g. FASB 115, ratings, purchase PSA). Simultaneously with booking a securities trade, Conning shall make a determination of the accounting treatment for such trade under GAAP, statutory, and tax principles provided that the Company shall retain ultimate responsibility for the financial impact of this determination. In addition, Conning shall notify the Company of any information which has not been completed and shall request the Company or the Advisor to complete any such information.

     (2) Conning may require the addition or deletion of items to be completed on trade tickets or of other forms necessary to process the securities trades as warranted by changes in investment accounting practices or systems by giving each Advisor and the Company seven (7) Business Days' written notice of its further requirements.

     (3) Conning shall file all required registrations and applications with the SVO and apply for private placement numbers as necessary.

     (4) Conning shall maintain separate records of Advisors' trades on both an Advisor and a cumulative basis.

B. Reconciliation Services. Conning shall endeavor to update, verify and reconcile the information on the Company's investment portfolio contained in Conning's securities accounting system and the reports provided to the Company therefrom with the records and reports of the Company's Custodian and each Advisor concerning the Company's investment portfolio. Discrepancies and unreconciled items shall promptly be brought to the attention of the Company and the effecting Advisor.
     Ultimate resolution of discrepancies and unreconciled items shall be made by Conning with assistance from the Company only when required.

C. Income Processing. Conning shall provide the following services to the Company, monthly (except as provided otherwise herein) or as requested by the Company and agreed to by Conning, on an aggregate and a Custody Account basis, as applicable: (i) daily reporting of cash flow expected to be available for reinvestment arising from principal and interest payments due on securities that are recorded on Conning's securities accounting system as part of the Company's investment portfolio, together with book/income projections; (ii) processing and reconciliation of income and principal due/received as payment on securities that are recorded on Conning's securities accounting system as part of the Company's investment portfolio against the records and reports of the Company's custodians concerning the Company's investment portfolio; (iii) notifying the Company and the applicable Advisor of past due income and/or principal, and undertaking the preliminary investigation with respect thereto; (iv) will provide to the Custodian such documentation as the Custodian should request relating to such past due income and/or principal; and (v) in those cases where the Custodian has no such responsibility, filing the appropriate claims for past due income and/or principal.

D. Services, Data Base and Report Distribution. In furtherance of its duties and responsibilities hereunder, Conning shall provide to the Company and/or its designees, as applicable, reports and services provided that, the Company and each Advisor shall promptly provide to Conning all information reasonably requested by Conning with respect to the purchase, sale, investment, reinvestment and supervision of that portion of the Company's investment portfolio managed by such person.

E. Outside Services. To the extent that Conning charges the Company for such services, Conning shall obtain prior approval by the Company regarding the use of outside data services (for pricing, dividend accruals, involuntary corporate actions, ratings, etc.).

F. System Releases and Enhancements. Conning shall endeavor to add new releases and/or enhancements to the investment accounting systems used by Conning to provide the services hereunder to the Company substantially similar to those added to the systems used by Conning in the ordinary course of its provision of investment accounting services to clients with similar investment portfolios and accounting requirements, provided that, (i) in the reasonable judgment of Conning, such releases or enhancements are necessary or desirable for the provision of such services and (ii) the Company shall pay such amounts for such nonstandard upgrade and enhancement services which are agreed upon with Conning.

G. Regulatory Examinations, Retention of Records. Conning shall provide such information and assistance as required to insurance regulatory examiners authorized by the Company to examine the data maintained by Conning on behalf of the Company concerning its investment portfolio. Upon termination of this Agreement, all trade authorization files relating to the investment accounting services provided hereunder will be inventoried and sent to the Company. Conning shall maintain for the time period required by the Advisors Act and make available for inspection and duplication by the Company or its agents (reasonably satisfactory to Conning) at the Company's expense all records pertaining to the investment accounting services provided hereunder and not delivered to the Company.

H. Monthly Investment Transaction / Income / General Ledger Summary. Preliminary entries, excluding market valuations, will be made available to the Company, no later than 1:00 pm on the third business day following the last day of each calendar month, by Conning with final entries and any potential revisions made available to the Company by Conning by the close of the fifth business day following the last day of each calendar month.

I. Market Valuation of Assets. Not later than five (5) Business Days following the last day of each calendar month, Conning will deliver monthly market valuation reports of the Reported Assets using appropriate outside services and internal valuation analysis approved by the Company.

J. Fixed Income/Equity Portfolio. Listed below are the standard report categories which are to be prepared for the Company by Conning. All reports may be provided monthly, quarterly and annually, or on an as needed basis, depending on the Company's needs and may be in hard copy, text file, or ASCII formats.

     Standard Report Categories

     1.  Domestic Accounting
     2.  Foreign Accounting
     3.  Accounting Control and Exception Reports
     4.  Regulatory
     5.  Tax
     6.  Planning & Forecasting
     7.  Financial & Management
     8.  Compliance
     9.  Performance


K. Reporting Requirements. Conning shall provide to the Company such information as the Company shall reasonably request relating to its investment portfolio which is necessary for the Company to fulfill reporting requirements of any regulatory bodies, rating agencies and taxing authorities. Conning will maintain FASB 115 classification reports based upon information received from the Company and its Advisors and will provide FASB 91 updates quarterly.

                                                                   Exhibit 10.24

                         INVESTMENT ACCOUNTING AGREEMENT

     THIS INVESTMENT ACCOUNTING AGREEMENT, (the "Agreement"), dated as of this first day of August, 1996, (the "Effective Date"), is by and between Conning
Asset Management Company ("Conning") and Lincoln Security Life Insurance Company, (the "Company" and collectively, "the Parties").

     WHEREAS, the Company and/or other investment advisors retained by the Company, ("Advisors"), intend to manage a portion or all of the securities of the Company held in the Custody Accounts (as defined herein);

     WHEREAS,   the  Company  desires  Conning  to  provide  certain  investment accounting services, ("Investment Accounting Services"), and data conversion assistance services substantially in accordance with the terms of this Agreement; and

     WHEREAS, the Company has requested that Conning provide the aforementioned Investment Accounting Services and certain data conversion assistance services to the Company and Conning desires to accept such duties and responsibilities.

     NOW THEREFORE, in consideration of the foregoing and the mutual promises recited below, the parties agree as follows:

1. DEFINITIONS. The following terms used in this Agreement shall have the meanings ascribed to them below:

     "Advisor" shall have the meaning set forth in the first WHEREAS clause of this Agreement; provided, that, Conning is given at least fifteen (15) days prior written notice by the Company of any additions or deletions of Advisors.

     "Allocation" shall mean that portion of the Assets that is initially allocated to an Advisor and transferred to a Custody Account.

     "Assets" shall mean those assets held in the Custody Accounts.

     "Business Day" shall mean end of day on which Advisor, Conning and the Custodian, as applicable, are open for business, except as otherwise noted in this Agreement.

     "Custodian" shall mean the bank and such other custodians as the Company may from time to time designate in writing to Conning as custodians of all or part of the Assets.

     "Custody Account(s)" shall mean the custody accounts at the bank, securities held directly by the Company and such other custody accounts as the Company may designate in writing to Conning as the custody accounts for the deposit of its securities of the Company.

2. INVESTMENT ACCOUNTING SERVICES. Conning shall, as of the Effective Date, assume responsibility for and provide to the Company, and to its advisors and designees, which shall be designated to Conning in writing, certain investment accounting services set forth in Schedule 2 of this Agreement, provided that: the Company and each Advisor shall promptly provide to Conning all information reasonably requested by Conning with respect to the purchase, sale, investment, re-investment and supervision of that portion of the Company's Assets managed by such person and in furtherance of this requirement, the Company shall authorize the Custodians to allow Conning on-line access to view the Company's account activity.

     With respect to each Custody Account, each Advisor and the Company shall be solely responsible for: (i) buying, selling, exchanging, converting, modifying or otherwise trading in any securities in the Custody Account;
     (ii) selecting the brokers, dealers and currency merchants to execute each such transaction; and (iii) placing orders for the execution of such securities transactions with or through such brokers, dealers or issuers.

     The Company shall be responsible for: (i) coordinating communication among Conning, the Custodian and each applicable Advisor, of all respective trades and settlement activity; (ii) filing any settlement claims and making payment of any claims filed against the Company; (iii) representing the Company's interest in any class action suit and/or any other litigation relating to or involving the invested assets of the Company arising after the Effective Date; (iv) coordinating and controlling any movement of assets between portfolios not relating to trades and resolving any discrepancies related to the movement of such assets; and (v) notifying Conning of all such asset movement activity.

3. DATA ACCESS. Conning agrees to provide the Company access to the Company's investment accounting data maintained in Conning's automated systems via ASCII download or other format agreed to by the Company and Conning.

     In the event that the Company requests on-line read-only access to such accounting data on Conning's automated accounting system, Conning will assist the Company and make such modifications to its systems environment to permit such access, providing that Conning shall not be required to make any modifications which Conning determines is not practicable and provides written notice to the Company of such determination. The Company shall reimburse Conning promptly for the reasonable cost of all modifications made pursuant to this section.

4. FEES. Conning's fee for performing services under this Agreement shall be determined and paid as shown in Schedule 1 of the Agreement. Such fee shall begin to accrue upon completion of installation and conversion to Conning which will be deemed to have been completed on October 1, 1996. This fee will be billed quarterly in arrears and will be calculated based on the book value of total reported assets at the end of each calendar quarter. All partial quarters will be prorated. Book value shall be determined by Conning in consultation with the Company in accordance with Statutory Accounting Principles.

     In addition to the compensation calculated and paid in accordance with the fee schedule, the Company shall be obligated to pay all applicable sales taxes, if any, assessed in connection with the investment accounting services, conversion assistance and other special services rendered by Conning hereunder. The Company shall reimburse Conning within thirty (30) days of receipt of Conning's invoice for expenses directly related to the NAIC asset valuation system ("SVO") annual licensing fee and to the provision of investment accounting services under this Agreement.

5. AUTHORIZED PERSONS. In addition to the individuals authorized to act in connection with specific matters covered by this Agreement, as contemplated by particular provisions of this Agreement, the President and/or Treasurer of the Company or their designees, which will be designated to Conning in writing by the Company, shall be authorized to make and communicate to Conning on behalf of the Company, any decisions or instructions pertaining to this Agreement, and Conning may rely on and act upon a communication purporting to be from any of such persons or designees.

6. TERM AND TERMINATION. This Agreement will commence on the effective date specified on the Execution Page of this Agreement and shall continue in force for a period of at least three years and thereafter shall be automatically renewed for additional one year terms on each anniversary of the effective date, unless terminated earlier according to the provisions of this Agreement. This Agreement may be terminated by either party at any time upon 90 days prior written notice to the other party

     In the event of termination by the Company without cause within three years of the Effective Date, Conning shall be paid a termination fee which shall be $20,000 as of the Effective Date, and which fee will be reduced by the amount of $550 for each month thereafter during which this Agreement is in effect. This termination fee is to compensate Conning for the installation and conversion that is not being charged for.

     Upon the termination without cause of this Agreement, the fees payable hereunder per Schedule 1 shall be pro-rated to the date of termination and such fees shall be paid by the Company to Conning promptly following receipt of an invoice therefor. If the Company terminates this contract for cause no termination fee will be payable. For purposes of this paragraph, the material breach of this Agreement, gross negligence or willful misconduct shall be considered cause.

     Upon termination of the Agreement, the payment of the final fee shall be contingent upon the timely completion of installation and conversion to a subsequent provider to Conning not to exceed 90 days of written notice of termination.

7. NOTICES. All notices and other communications hereunder shall be in writing and shall be sufficient if (i) delivered by overnight delivery by a nationally recognized air courier service; or (ii) mailed by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:


     A.   Notices to the Company shall be delivered to:

          Lincoln Security Life Insurance Company
          20 Security Drive
          Avon, CT 06001

          Telefax No:  (860) 674-7612
          Attention:  Richard D. Mocarski, Vice President, Controller and
          Treasurer


     B.   Notices to Conning shall be sent or delivered to:

          Conning Asset Management Company
          CityPlace II
          185 Asylum Street
          Hartford, CT 06103

          Telefax No. (860) 520-1253
          Attention:  Fred M. Schpero, Vice President

The parties may by like notice, designate any future or different address or telefax number to which subsequent notices shall be sent. Any notice shall be deemed given when received.

8. AUDITING. The Company shall have the right to audit all books and records directly pertaining to the performance of services for the Company only by Conning pursuant to this Agreement, and to obtain copies of such books and records as its auditors may reasonably request in connection with such audit, provided that the Company gives reasonable notice of the audit, reviews the books and records during Conning's normal business hours, and promptly reimburses Conning for any reasonable costs of photocopying or delivering copies of books and records.

9. CONFIDENTIALITY. Conning agrees that the information and reports furnished pursuant to this Agreement marked as confidential shall be treated as confidential unless available through other public sources and shall not be disclosed to third parties except as specified pursuant to the terms of this Agreement or by law. The Company agrees that reports furnished by Conning to the Company will not be disclosed by the Company to third parties, provided that the Company shall be permitted to disclose all information required to be disclosed pursuant to financial reporting requirements or by law. Conning may disclose to its clients the fact that the Company is a client of Conning.

10. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York.

11. LIMITATION OF LIABILITY; INDEMNIFICATION. (a) Neither Conning nor any of its shareholders, officers, directors or employees shall be liable to the Company, or to the Board of Directors of the Company for (i) mistakes of judgment, mistakes of law or any act or omission suffered or taken by any such person, or for losses due to any such mistakes, act or omission (including, without limitation, any losses that may be sustained in connection with the performance of Conning on behalf of the Company), except to the extent such liability or losses result from the (A) willful misconduct, bad faith or negligence of such person or (B) reckless disregard by Conning of obligations and duties under this Agreement, (ii) the willful misconduct, negligence or bad faith of any independent representative, consultant, independent contractor, broker, agent or other person who is selected, engaged or retained by Conning on behalf of the Company in the performance of this Agreement or in connection herewith, unless such person was in a negligent manner selected, engaged or retained by Conning.

     Nothing herein shall constitute a restriction or waiver of any rights under federal or state securities laws.

12. SEVERABILITY. In the event that any one or more of the provisions of this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, or becomes inconsistent with any applicable rule or law, such invalidity, illegality, unenforceability or inconsistency shall not affect any other provision of this Agreement.

13. COMPLETE AGREEMENT. This Agreement together with the attached schedules embodies the entire agreement and understanding between Conning and the Company and supersedes all prior agreements and understandings relating to the subject matter hereof.

14. AMENDMENT. This Agreement may only be amended or revised in writing, signed by both parties.

15. HEADINGS. The headings of the parts of this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning of this Agreement.

16. ASSIGNMENT. This Agreement may not be assigned by either party to any other organization without the prior written approval of the other.

17. NON-WAIVER. No failure of either party to exercise any power or right given either party hereunder or to insist upon strict compliance by either party with its obligations hereunder, and no custom or practice of the parties at variance with the terms hereof, shall constitute a waiver of either party's right to demand exact compliance with the terms hereof. A waiver of the breach of one provision of this Agreement shall not be deemed a waiver of any other provision of this Agreement.

18.  RELIANCE  ON  INFORMATION.  Conning  shall be  entitled  to  rely,  without independent verification, on the accuracy and completeness of all information furnished to it by the Company or the Advisors in furtherance of this Agreement, and on all information obtained by Conning from third parties reasonably believed by Conning to be reliable. Conning shall not be responsible for any loss or expense relating to the accuracy of the information contained in trade tickets or other reports furnished by the Company or its Advisors to Conning pursuant to Section 2 hereof.

19. FORCE MAJEURE. Neither party shall be considered in default in the performance of its obligations under this Agreement, to the extent that the performance of any such obligation is prevented or delayed by any cause which is beyond the reasonable control and without the fault or negligence of such party.

20 SURVIVAL. The provisions of paragraph 9, 10 and 11 shall survive any termination of this Agreement.

21. ARBITRATION CLAUSE. Any dispute, controversy or claim which relates to, arises out of or is connected with this Agreement, including, without limitation, the creation, validity, interpretation, breach or termination of this Agreement, and which has not been mutually resolved by the parties shall, on the written demand by either party to the other party, be determined and settled in Hartford, Connecticut by a panel of three arbitrators in accordance with the Commercial Arbitration Rules of the American Arbitration Association.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first written above.

                                  Conning Asset Management Company

                                               /s/Mark E. Hansen
                                               ----------------------
                                  By:          Mark E. Hansen
                                  Title:       Executive Vice President



                                  Lincoln Security Life Insurance Company


                                               /s/Richard D. Mocarski
                                               ----------------------
                                  By:          Richard D. Mocarski
                                  Title:       Vice President, Controller and
                                               Treasurer

                                   Schedule 1

                       ATTACHED TO AND FORMING PART OF THE
                         INVESTMENT ACCOUNTING AGREEMENT
                    DATED AS OF THIS FIRST DAY OF AUGUST 1996

                                     BETWEEN

                        CONNING ASSET MANAGEMENT COMPANY

                                       AND

                     LINCOLN SECURITY LIFE INSURANCE COMPANY


================================================================================



Conning's annual fee as described in Section 4 of this Agreement is stated below:


     .0175 percent of the book value of the assets stated in Schedules D1, D2.1 and D2.2 of the statutory statements filed by the Company.

                                   Schedule 2


                       ATTACHED TO AND FORMING PART OF THE
                         INVESTMENT ACCOUNTING AGREEMENT
                    DATED AS OF THIS FIRST DAY OF AUGUST 1996

                                     BETWEEN

                        CONNING ASSET MANAGEMENT COMPANY

                                       AND

                     LINCOLN SECURITY LIFE INSURANCE COMPANY

================================================================================



                         Investment Accounting Services

     Pursuant to the Agreement, Conning shall provide the following Investment Accounting Services:

A. Trade Processing. Conning shall provide to the Company and each Advisor services regarding input of securities trades subject to the following:

     (1) Conning shall review trade tickets furnished by the Company and/or its Advisors to determine whether they include all items of information concerning security trades that must be completed by the party effecting a trade in order to allow Conning to perform the investment accounting services set forth in this Agreement (e.g. FASB 115, ratings, purchase PSA). Simultaneously with booking a securities trade, Conning shall make a determination of the accounting treatment for such trade under GAAP, statutory, and tax principles provided that the Company shall retain ultimate responsibility for the financial impact of this determination. In addition, Conning shall notify the Company of any information which has not been completed and shall request the Company or the Advisor to complete any such information.

     (2) Conning may require the addition or deletion of items to be completed on trade tickets or of other forms necessary to process the securities trades as warranted by changes in investment accounting practices or systems by giving each Advisor and the Company seven (7) Business Days' written notice of its further requirements.

     (3) Conning shall file all required registrations and applications with the SVO and apply for private placement numbers as necessary.

     (4) Conning shall maintain separate records of Advisors' trades on both an Advisor and a cumulative basis.

B. Reconciliation Services. Conning shall endeavor to update, verify and reconcile the information on the Company's investment portfolio contained in Conning's securities accounting system and the reports provided to the Company therefrom with the records and reports of the Company's Custodian and each Advisor concerning the Company's investment portfolio. Discrepancies and unreconciled items shall promptly be brought to the attention of the Company and the effecting Advisor. Ultimate resolution of discrepancies and unreconciled items shall be made by Conning with assistance from the Company only when required.

C. Income Processing. Conning shall provide the following services to the Company, monthly (except as provided otherwise herein) or as requested by the Company and agreed to by Conning, on an aggregate and a Custody Account basis, as applicable: (i) daily reporting of cash flow expected to be available for reinvestment arising from principal and interest payments due on securities that are recorded on Conning's securities accounting system as part of the Company's investment portfolio, together with book/income projections; (ii) processing and reconciliation of income and principal due/received as payment on securities that are recorded on Conning's securities accounting system as part of the Company's investment portfolio against the records and reports of the Company's custodians concerning the Company's investment portfolio; (iii) notifying the Company and the applicable Advisor of past due income and/or principal, and undertaking the preliminary investigation with respect thereto; (iv) will provide to the Custodian such documentation as the Custodian should request relating to such past due income and/or principal; and (v) in those cases where the Custodian has no such responsibility, filing the appropriate claims for past due income and/or principal.

D. Services, Data Base and Report Distribution. In furtherance of its duties and responsibilities hereunder, Conning shall provide to the Company and/or its designees, as applicable, reports and services provided that, the Company and each Advisor shall promptly provide to Conning all information reasonably requested by Conning with respect to the purchase, sale, investment, reinvestment and supervision of that portion of the Company's investment portfolio managed by such person.

E. Outside Services. To the extent that Conning charges the Company for such services, Conning shall obtain prior approval by the Company regarding the use of outside data services (for pricing, dividend accruals, involuntary corporate actions, ratings, etc.).

F. System Releases and Enhancements. Conning shall endeavor to add new releases and/or enhancements to the investment accounting systems used by Conning to provide the services hereunder to the Company substantially similar to those added to the systems used by Conning in the ordinary course of its provision of investment accounting services to clients with similar investment portfolios and accounting requirements, provided that,
     (i) in the reasonable judgment of Conning, such releases or enhancements are necessary or desirable for the provision of such services and (ii) the Company shall pay such amounts for such nonstandard upgrade and enhancement services which are agreed upon with Conning.

G. Regulatory Examinations, Retention of Records. Conning shall provide such information and assistance as required to insurance regulatory examiners authorized by the Company to examine the data maintained by Conning on behalf of the Company concerning its investment portfolio. Upon termination of this Agreement, all trade authorization files relating to the investment accounting services provided hereunder will be inventoried and sent to the Company. Conning shall maintain for the time period required by the Advisors Act and make available for inspection and duplication by the Company or its agents (reasonably satisfactory to Conning) at the Company's expense all records pertaining to the investment accounting services provided hereunder and not delivered to the Company.

H. Monthly Investment Transaction / Income / General Ledger Summary. Preliminary entries, excluding market valuations, will be made available to the Company, no later than 1:00 pm on the third business day following the last day of each calendar month, by Conning with final entries and any potential revisions made available to the Company by Conning by the close of the fifth business day following the last day of each calendar month.

I. Market Valuation of Assets. Not later than five (5) Business Days following the last day of each calendar month, Conning will deliver monthly market valuation reports of the Reported Assets using appropriate outside services and internal valuation analysis approved by the Company.

J. Fixed Income/Equity Portfolio. Listed below are the standard report categories which are to be prepared for the Company by Conning. All reports may be provided monthly, quarterly and annually, or on an as needed basis, depending on the Company's needs and may be in hard copy, text file, or ASCII formats.

     Standard Report Categories

     1.  Domestic Accounting
     2.  Foreign Accounting
     3.  Accounting Control and Exception Reports
     4.  Regulatory
     5.  Tax
     6.  Planning & Forecasting
     7.  Financial & Management
     8.  Compliance
     9.  Performance


K. Reporting Requirements. Conning shall provide to the Company such information as the Company shall reasonably request relating to its investment portfolio which is necessary for the Company to fulfill reporting requirements of any regulatory bodies, rating agencies and taxing authorities. Conning will maintain FASB 115 classification reports based upon information received from the Company and its Advisors and will provide FASB 91 updates quarterly.

                                                                   Exhibit 10.25


                         FORM OF PARTICIPATION AGREEMENT
                                     BETWEEN
          LINCOLN NATIONAL LIFE INSURANCE COMPANY AND/OR AFFILIATES AND
                   SECURITY-CONNECTICUT LIFE INSURANCE COMPANY

     This Sale and Participation Agreement ("Agreement") is made as of September 30, 1993, by and between Lincoln National Life Insurance Company ("Seller") and Security-Connecticut Life Insurance Company ("Purchaser"), a Connecticut corporation whose address is 20 Security Drive, Avon, Connecticut 06001.

                                    RECITALS

     WHEREAS, Seller has made or acquired a loan in the amount of Four Million One Hundred Fifty Thousand Dollars ($4,150,000.00) (the "Loan") to (the "Borrower"), a general partnership, with respect to a real estate project known as , on the terms and conditions set forth in Loan Documents (as defined herein); and

     WHEREAS, Seller and Purchaser entered into that certain Loan Participation Agreement dated May 13, 1993 (the "Original Agreement") whereby Purchaser purchased from Seller and Seller sold to Purchaser, subject to the terms and provisions set forth therein, an undivided interest in the Loan; and

     WHEREAS, Seller and Purchaser which to amend and restate the Original Agreement so that from and after the date hereof the terms and provisions of this Agreement shall supersede and replace the Original Agreement and shall fully govern all of the rights, privileges and obligations of the parties hereto; and

     WHEREAS, Seller and Purchaser have agreed to share their interests Pro Rata and Ratably (as defined herein) in the Loan, Loan Documents and Collateral securing the Loan.

     NOW, THEREFORE, in consideration of the foregoing, and of the sale and purchase of Purchaser's Interest, and of the mutual covenants hereinafter set forth, the parties hereto agree as follows:

     1. Definitions. The following capitalized terms used in this Agreement shall have the meanings set forth below:

Collateral             All  collateral  securing  payment of  the  Loan  or  any
                       guaranty therefor.

Loan                   The loan to Borrower evidenced by the Loan Documents.

Loan Documents The loan agreement, note, security documents, guaranties and all other documents executed or delivered in connection with the Loan.

Pro Rata and/or        In   proportion  to  Purchaser's  Interest  and  Seller's
Ratably                Interest

Purchase Date          The effective date of this Agreement.

Purchaser's            Interest  An  undivided   interest  in   the  Loan,  Loan
                       Documents  and   all   Collateral,   which   interest  is
                       presently equal to  Two Million  Dollars  ($2,000,000.00)
                       of the Loan, and which represents and shall represent a 48% undivided interest therein.

Seller's Interest An undivided interest in the Loan, Loan Documents and all Collateral, which interest is presently equal to Two Million One Hundred Fifty Thousand Dollars ($2,150,000.00) of the Loan, and which represents and shall represent a 52% undivided interest therein.

     2. Loan. Seller has made or acquired the Loan to Borrower on substantially the terms and conditions set forth in the Loan Documents.

     3. Sale and Participation.

          (a) Subject to the terms and conditions of this Agreement, Seller hereby sells to Purchaser the Purchaser's Interest.

          (b) Seller's Interest and Purchaser's Interest shall be Ratably concurrent undivided interests and neither Purchaser's Interest nor Seller's Interest shall have priority over the other.

          (c) Purchaser shall be the owner of Purchaser's Interest. This Agreement constitutes a sale of Purchaser's Interest on a nonrecourse basis and shall in no way be construed as a loan by Purchaser to Seller or as creating any fiduciary relationship or other relationship whatsoever beyond the contractual undertakings set forth in this Agreement. Purchaser's Interest is an equitable interest in the Loan, Loan Documents and the Collateral as contemplated by Section 541(d)of the Bankruptcy Code (11 U.S.C. Section 541(d)).

          (d) Seller has previously delivered to Purchaser true and complete copies of all Loan Documents, together with any appropriate filing and recordation data as reflected in the records of Seller.

          (e) Purchaser will not communicate with Borrower concerning Loan, Loan Documents, or Collateral.

     4. Reports, Collections and Expenses.

          (a) Whenever Seller receives a payment of principal, interest, premium (if any) or other payment, in connection with Loan or Collateral, Seller shall promptly pay over to Purchaser in the kind of funds received by Seller, Purchaser's Pro Rata share of such amounts, less the deduction, if any, of Purchaser's Pro Rata share of any disbursements which have been made or expenses which have been incurred by Seller as hereinafter provided.

          (b) In the event of a failure of Borrower or any guarantor to pay taxes, assessments, insurance premiums, claims against the Collateral or any other amount required to be paid by any of the Loan Documents, or in the event that it is otherwise, in the sole discretion of Seller, desirable to protect and preserve Collateral, Seller may, but shall not be obligated to, advance amounts necessary to pay the same, and Purchaser will reimburse Seller for Purchaser's Pro Rata share of the amount thereof immediately upon receiving notice thereof from Seller.

          (c) Purchaser shall, on receiving notice from Seller, immediately deliver to Seller, Purchaser's Pro Rata share of any costs or expenses including, without limitation, attorneys' fees reasonably incurred or to be incurred by Seller in connection with the administration of the Loan, the enforcement of the Loan or the Loan Documents and the protection and preservation of the Collateral.

     5. Servicing.

          (a) Seller shall service the Loan, and shall take or refrain from taking action with respect thereto, as Seller would normally do with respect to loans solely for its own account.

          (b) Purchaser shall have the right to examine and make copies of all original Loan Documents at any reasonable time during Seller's normal business hours.

          (c) Seller shall deliver to Purchaser copies of annual financial statements of Borrower and copies of all other financial statements required by the Loan Documents promptly following Seller's receipt thereof, but Seller assumes no responsibility with respect to the authenticity, validity, accuracy or completeness thereof.

          (d) Seller shall hold any escrows for tax, insurance or other purposes for its benefit and the benefit of Purchaser, Pro Rata.

          (e) Seller may employ an agent of its choosing for the administration of any or all of Seller's obligations under this Agreement.

     6. Modification and Waiver. Notwithstanding anything in this agreement or in the Loan Documents to the contrary, Seller reserves the right in Seller's sole discretion, in each instance, and without prior notice to Purchaser, to agree to the modification, waiver or release of any of the terms of the Loan Documents, to consent to any action or failure to act by Borrower, and to exercise or refrain from exercising any powers or rights which Seller may have under or in respect of Loan Documents or any Collateral, including, without limitation, the right to enforce or refrain from enforcing the obligations of Borrower and of any person liable for the payment of Loan or the performance of any Loan Documents, except that Seller shall not, without Purchaser's prior consent, exercise any such rights which would increase the principal balance of the Loan, except through the capitalization of interest or expenses advanced pursuant to the authority of the Loan Documents.

     7. Default and Enforcement.

          (a) Upon learning of the existence of any event or condition which would constitute a default or event of default under any Loan Document, Seller may take action, or refrain from taking action as Seller may determine in its sole discretion. Seller shall have exclusive discretion to enforce or refrain from enforcing Loan Documents. Purchaser shall share the costs and expenses of such action and any proceedings Ratably.

          (b) If, as the result of any default under the Loan Documents, Collateral is acquired by foreclosure, deed in lieu of foreclosure or otherwise, title shall, as determined by Seller, be taken in Seller's name alone or in Seller's and Purchaser's names jointly or in the name of a corporation which will hold, manage, operate, improve, complete and attempt to sell the Collateral. Seller shall make all decisions with respect to, and the agreement of Purchaser shall not be required for matters and decisions relating to the management, operation, improvement, completion and disposition of Collateral and any capital expenditures with respect to Collateral. Purchaser shall be responsible for its Pro Rata share of any expenses and shall be distributed its Pro Rata Share of any surplus funds generated by Collateral as Seller may determine.

          (c) It is the intention of the parties that all amounts received by either of them on account of the Loan shall be shared Pro Rata. Therefore, for example, should Borrower make any payment directly to Purchaser intending to prefer Purchaser over Seller in repayment of the Loan, the payment shall nevertheless be applied Pro Rata between Seller and Purchaser.

     8. Risks and Standard of Care.

          (a) Purchaser acknowledges that it has become a party hereto in reliance upon its own independent investigation of the Borrower's financial condition and creditworthiness to the extent deemed necessary or advisable by
Purchaser and not in reliance on any information, representation or advice provided by Seller. Purchaser further acknowledges that Purchaser will, independently and without reliance on Seller and based on such documents and information as Purchaser deems appropriate at the time, continue to make its own credit decisions in connection with this Agreement.

          (b) The sole responsibility of Seller shall be to administer the Loan with the same care it exercises on loans solely for its own account. Notwithstanding any other provision hereof, Seller and its officers, directors, attorneys, employees and agents shall not be liable to Purchaser or to any other person for any error of judgment or for any action or failure to act, including such party's own negligence, except for such party's own gross negligence or willful misconduct.

          (c) Without limiting the generality of the foregoing, Seller: (i) may consult with legal counsel (including Borrower's counsel), independent public accountants and other experts selected by Seller and shall not be liable for any action taken or omitted in good faith by Seller in accordance with the advice of such counsel, accountants or experts; (ii) makes no warranty or representation, express or implied, and shall not be responsible for any statement, warranty or representation made in or in connection with the Loan Documents or for the financial condition or business affairs of Borrower or any person liable for the payment of Loan or performance of Loan Documents or for the existence or value of any Collateral; (iii) shall not be responsible for the performance or observance of any term, covenant or condition of the Loan Documents on the part of Borrower and shall not have any duty to inspect the Collateral, property or books and records of Borrower; (iv) makes no warranty or representation as to, and shall not be responsible for, the due execution, legality, accuracy, completeness, legal effect, validity, enforceability, genuineness, authenticity, sufficiency or collectability of the Loan Documents or Collateral or any other matter; and (v) shall incur no liability under or in respect of Loan Documents or Collateral by acting on any notice, consent, certificate or other document, instrument or writing (which may be by telegram, cable, telex, telecopy or comparable transmission) believed by Seller in good faith to be genuine or signed or sent by the proper person.

     9 Assignments.

          (a) Purchaser shall not encumber, assign or otherwise transfer its interest in the Loan, the Loan Documents or this Agreement, or any part of any of the foregoing, or its duties and obligations hereunder, absent the prior written consent of Seller, which may withhold or grant such consent in its sole discretion.

          (b) Seller may sell additional participations in all or a part of Seller's Interest, without notice to Purchaser. Seller may assign its legal and equitable interest in the Loan in full to any party at any time. Purchaser shall be promptly notified of any such complete assignment, which shall be made expressly subject to the rights of Purchaser. Seller shall have no further responsibility to Purchaser following a complete assignment of Seller's legal and equitable interests in the Loan.

          (c) Subject to the foregoing, all of the terms, covenants and conditions of this Agreement shall inure to the benefit of, and be binding upon, the successors and permitted assigns of Seller and Purchaser.

     10. Rights to Purchase. Seller shall have the right, on ten (10) business days' prior written notice to Purchaser, to purchase Purchaser's Interest for a purchase price equal to Purchaser's then-existing principal interest in the Loan on the date of such purchase plus accrued interest thereon through the date of such purchase. This Agreement shall thereupon terminate; provided, however, that the provisions of paragraph 11 hereof shall remain in full force and effect as to matters relating to the period of Purchaser's ownership of Purchaser's Interest.

     11. Indemnification. Purchaser hereby agrees to indemnify Seller, its officers, directors, attorneys, employees and agents, for its Pro Rata share of any loss, liability, claim or expense, including attorneys' fees, arising out of any action taken or to be taken by Seller, its officers, directors, attorneys, employees and agents or any other matter whatsoever with respect to the Loan, Collateral or Loan Documents, except for any such matters arising from such party's gross negligence or willful misconduct.

     12. Purchaser's Default. In the event that Purchaser fails to make any payment to Seller in accordance with this Agreement, Purchaser shall be deemed to be in default under this Agreement. Seller shall be entitled to the full amount of all payments and recoveries from the Borrower or any other obligor and/or the Collateral until such time as the outstanding principal amount of the amount due Seller from Purchaser and all interest (at the same rate charged on the Loan) and other sums due thereon have been repaid in full.

     13. Confidentiality of Borrower Information. Purchaser agrees to maintain in confidence all financial information and other information regarding Borrower or Seller that Purchaser may receive with respect to the Loan, and to make disclosure thereof to third parties only pursuant to legal process (of which Seller shall be given prompt notice and an opportunity to respond) or disclosure requirements of government regulators.

     14. Responses from Purchaser. Should Seller ask in writing for Purchaser's opinion on a possible course of action with respect to the Loan or Collateral at any time, Purchaser shall be deemed to have endorsed the proposed conduct unless Purchaser states objections in writing within ten (10) days. This provision does not evidence or create an obligation on Seller to consult with or obtain the consent of Purchaser as to any matter except as expressly required in this Agreement.

     15.  Investment   Representation.   Purchaser  represents  to  Seller  that
Purchaser has acquired the Purchaser's Interest for investment only and without an intention to sell or otherwise distribute the Purchaser's Interest.

     16. Miscellaneous.

          (a) Neither the execution of this Agreement, nor the sharing in the Loan or Collateral or the Loan Documents, nor any agreements to share in the profits or losses resulting from the transaction, is intended to be, nor shall it be construed to be the formation of a partnership or joint venture between Seller and Purchaser or create a fiduciary relationship or other relationship beyond the contractual obligations expressly set forth herein.

          (b) This Agreement supersedes any prior negotiations, discussions or communications between Seller and Purchaser and constitutes the entire agreement of Seller and Purchaser with respect to the Loan, the Loan Documents and the Collateral and shall survive any foreclosure of Collateral.

          (c) Seller, Purchaser and their affiliates may accept deposits from, lend money to, act as trustee under indentures for and generally engage in any kind of business with the Borrower, any person who may do business with or own securities of the Borrower, or any affiliate or subsidiary of the Borrower, all without any duty to account therefor to the other party hereto or to disclose such financial accommodations.

          (d) Seller and Purchaser each shall advise the other with reasonable promptness if it becomes aware of facts constituting a default or event of default under the Loan Documents.

          (e) Any notice or demand to be given under this Agreement shall be duly and properly given if delivered personally or sent by private delivery service for next business-day delivery or mailed, postage prepaid, to the party entitled to such notice or demand at the address set forth above, or at such other address as such party may, from time to time, specify in writing and shall be effective when actually received by such party.

          (f) The headings contained in this Agreement are for convenience only and shall not affect the interpretation of any provision hereof.

          (g) This Agreement and the rights and duties described herein shall be governed by, and interpreted in accordance with the internal laws of the State of Indiana.

          (h) This Agreement and the duties and obligations contained herein shall be, except as otherwise provided in paragraph 9 above, solely for the benefit of the parties hereto and no third party shall have any rights hereunder as a third party beneficiary or otherwise.

          (i) Purchaser represents and warrants to Seller, and Seller represents and warrants to Purchaser, that it has the power and authority to execute, deliver and perform this Agreement.

          (j) In the event of any dispute hereunder, the parties shall attempt in good faith to resolve by mediation any dispute arising out of or relating to this Agreement. Either party may initiate a mediation proceeding by a request in writing to the other party. Thereupon, both parties will be obligated to engage in mediation, to be conducted in accordance with the CPR Model Procedure for Mediation of Business Disputes as then in effect. Should litigation arise in connection with this Agreement, the prevailing party shall be entitled to recover from the other any costs and expenses, including attorneys' fees, incurred in enforcing this Agreement and the duties of the other contained herein.

          (k) This Agreement may be executed in several counterparts, and by the parties hereto on separate counterparts, each of which is an original but all of which together shall constitute one document.

          (l) Notwithstanding any other provision hereof, Purchaser shall have no interest in any property, goods or interest of Borrower or any other person liable for payment of Loan or performance of Loan Documents, now or hereafter taken as collateral for any other loans or extensions of credit made to or for Borrower or any such person by Seller or acquired by Seller, or in any property now or hereafter in Seller's possession or control, or in any deposit now or hereafter held by Seller or other indebtedness now or hereafter owing to Seller, which may be or become Collateral for or otherwise available for payment of Loan or performance of Loan Documents by reason of any cross-collateralization or any general description of secured obligations contained in any mortgage, security agreement or other agreement, instrument or document held by Seller, or by reason of the right to setoff, counterclaim or otherwise, except that if such property, deposit or indebtedness, or proceeds thereof, shall, in Seller's sole discretion, be applied in reduction of amounts owing under Loan Documents, then Purchaser shall be entitled to share Ratably in such application.

     IN WITNESS WHEREOF, The parties hereto each has caused this Agreement to be executed by its duly authorized officer all as of the day and year first set forth above.

SELLER:                              Lincoln National Life Insurance Company

                                     By:  Lincoln National Investment
                                          Management Company, attorney-in-fact


                                     By_________________________________________



PURCHASER:                           Security-Connecticut Life Insurance Company


                                     By_________________________________________

                                                                   EXHIBIT 23.01









               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-74408) pertaining to the 1993 Stock Incentive Plan and in the Registration Statement (Form S-8 No. 33-74410) pertaining to the Security-Connecticut Corporation Savings and Profit Sharing Plan of our report dated February 23, 1997, with respect to the consolidated financial statements and schedule of Security-Connecticut Corporation included in the Annual Report (Form 10-K) for the year ended December 31, 1996.








                                                               ERNST & YOUNG LLP
Hartford, Connecticut
March 17, 1997