Form 10-Q
period 1997-03-31
SECURITY CONNECTICUT CORP
filed 1997-05-15
CIK 913601

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------



        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended March 31, 1997

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


There were 8,582,471 shares outstanding of the Registrant's Common Stock, $.01 par value, as of May 2, 1997.

The exhibit index to this report is located on page 11.

                                  Page 1 of 14

==============================================================================
                                      -1-

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1  Financial Statements (Unaudited)

        Consolidated Balance Sheets -
         March 31, 1997 and December 31, 1996..............................  3

        Consolidated Statements of Income -
         Three Months Ended March 31, 1997 and 1996........................  4

        Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1997 and 1996........................  5

        Notes to Consolidated Financial Statements.........................  6

Item 2  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  9



PART II - OTHER INFORMATION
---------------------------

Item 6  Exhibits and Reports on Form 8-K................................... 11

        Signatures......................................................... 12

                        SECURITY-CONNECTICUT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                                                  (Unaudited)
                                                                   March 31,     December 31,
                                                                ---------------  -------------
ASSETS                                                                1997            1996
                                                                ---------------  -------------
  Investments:
    Securities available-for-sale at fair value:
      Fixed maturities (cost:1997-$1,586,809; 1996-$1,555,884)  $     1,584,062  $   1,587,309
      Equities (cost: 1997-$3,154; 1996-$1,913)                           3,197          1,930
  Mortgage loans on real estate                                         124,984        128,530
  Policy loans                                                           73,402         74,393
  Other invested assets                                                   7,607          6,914
                                                                ---------------  -------------
    Total investments                                                 1,793,252      1,799,076
  Cash and invested cash                                                 12,883         29,027
  Deferred policy acquisition costs                                     406,096        388,668
  Premiums and fees receivable                                            8,708          7,860
  Accrued investment income                                              28,150         28,798
  Goodwill                                                               20,426         20,653
  Property and equipment                                                  8,220          8,516
  Acquired insurance in-force                                             8,148          8,284
  Amounts recoverable from reinsurers                                    39,491         39,616
  Other assets                                                            7,131          7,772
                                                                ---------------  -------------
    Total assets                                                $     2,332,505  $   2,338,270
                                                                ===============  =============

LIABILITIES
  Future policy benefits and claims                             $     1,746,721  $   1,735,277
  Contractholder funds                                                   65,206         61,407
  Long-term debt                                                         75,000         75,000
  Federal income taxes payable                                           10,298         20,909
  Dividends payable                                                       1,201          1,027
  Accrued expenses and other liabilities                                 82,657         88,185
  Deferred gain on sale/leasebacks                                        1,208          1,233
                                                                ---------------  -------------
  Total liabilities                                                   1,982,291      1,983,038

SHAREHOLDERS' EQUITY
  Preferred stock, par value $0.01 per share;
    Authorized - 10,000,000 shares;
    issued and outstanding - none
  Common stock, par value $0.01 per share; Authorized-
    50,000,000 shares; issued and outstanding-
    1997 - 8,583,025 shares; 1996 - 8,564,626 shares;
    less 4,782 treasury shares                                               86             86
  Paid-in capital                                                        83,147         82,558
  Net unrealized gains (losses) on securities available-for-sale         (2,154)        10,873
  Retained earnings                                                     269,135        261,715
                                                                ---------------  -------------
    Total shareholders' equity                                          350,214        355,232
                                                                ---------------  -------------
    Total liabilities and shareholders' equity                  $     2,332,505  $   2,338,270
                                                                ===============  =============




                 See notes to consolidated financial statements.

                        SECURITY-CONNECTICUT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                                                         (Unaudited)
                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                      1997            1996
                                                                ---------------  -------------
REVENUE
  Premiums                                                      $        13,019  $      14,042
  Insurance fees                                                         34,831         33,900
  Net investment income                                                  33,905         33,533
  Realized gains on investments                                             169          4,135
  Other                                                                      36            159
                                                                ---------------  -------------
    Total revenues                                                       81,960         85,769

BENEFITS AND EXPENSES
  Benefits and reserve increases                                         44,656         49,425
  Insurance and other expenses                                           24,093         22,316
                                                                ---------------  -------------
    Total benefits and expenses                                          68,749         71,741
                                                                ---------------  -------------

Income before federal income taxes                                       13,211         14,028

Federal income taxes                                                      4,590          4,815
                                                                ---------------  -------------

NET INCOME                                                      $         8,621  $       9,213
                                                                ===============  =============


EARNINGS PER COMMON SHARE                                       $          0.99  $        1.07
                                                                ===============  =============


DIVIDENDS DECLARED PER COMMON SHARE                             $          0.14  $        0.12
                                                                ===============  =============



Common stock and equivalents                                          8,729,375      8,598,410















                 See notes to consolidated financial statements.

                        SECURITY-CONNECTICUT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                                         (Unaudited)
                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                      1997            1996
                                                                ---------------  -------------
OPERATING ACTIVITIES
Net income                                                      $         8,621  $       9,213
Adjustments to reconcile net income to net cash used:
   Deferred policy acquisition costs:
     Amortization                                                        10,723         11,111
     Deferral                                                           (12,222)       (17,624)
   Decrease in accrued investment income                                    648            477
   Decrease in policy liabilities and contractholder funds              (20,502)       (16,272)
   Increase (decrease) in federal income taxes                           (3,584)         4,472
   Net amortization of acquired insurance in-force and goodwill             363            396
   Decrease (increase) in amounts recoverable from reinsurers               125         (3,625)
   Increase in premiums and fees receivable                                (848)        (1,986)
   Realized gain on investments                                            (169)        (4,135)
   Other                                                                 (5,733)         5,875
                                                                ---------------  -------------
Net cash used in operating activities                                   (22,578)       (12,098)

INVESTING ACTIVITIES
Fixed maturity securities available-for-sale:
  Purchases                                                            (100,645)      (161,045)
  Sales                                                                  46,496         85,844
  Maturities                                                             23,526         31,834
Equity Securities
  Purchases                                                              (1,240)          (494)
  Sales                                                                                  5,135
Purchases of other investments                                             (693)          (302)
Sale or maturity of other investments                                     4,537            891
Other                                                                     1,119         (6,607)
                                                                ---------------  --------------
Net cash used in investing activities                                   (26,900)       (44,744)

FINANCING ACTIVITIES
Universal life and investment contract deposits                          63,907         64,180
Universal life and investment contract withdrawals                      (30,135)       (26,277)
Issuance of long-term debt                                                              75,000
Repayment of long-term debt                                                            (65,000)
Dividends to shareholders                                                (1,027)        (1,028)
Issuance of common stock                                                    589            102
Acquisition of treasury stock                                                             (129)
Other                                                                                      340
                                                                ---------------  -------------
Net cash provided by financing activities                                33,334         47,188
                                                                ---------------  -------------

Net decrease in cash and invested cash                                  (16,144)        (9,654)

Cash and invested cash at beginning of period                            29,027         29,753
                                                                ---------------  -------------

Cash and invested cash at end of period                         $        12,883  $      20,099
                                                                ===============  =============


                 See notes to consolidated financial statements.

                        SECURITY-CONNECTICUT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Accounting Policies and Principles

Basis of Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The accompanying financial information relates to the consolidated financial statements of Security-Connecticut Corporation (the "Company" or "Security-Connecticut") and its wholly owned subsidiaries, Arrowhead Ltd. (a Bermuda insurance corporation) and Security-Connecticut Life Insurance Company ("SCL") and SCL's wholly owned subsidiary, Lincoln Security Life Insurance Company ("LSL"). Significant intercompany transactions and balances have been eliminated.

Earnings Per Common Share

     Fully diluted earnings per common share are not presented as they are not materially different from primary earnings per common share.

Reclassifications

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation. These reclassifications had no impact on the previously reported net income.

2.   Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by basic earnings per share which excludes the dilutive effect of stock options. FAS 128 also requires that diluted earnings per share, which replaces and is not significantly different from the calculation of fully diluted earnings per share, also be presented. The comparative pro-forma disclosure of the effect of adopting this FAS as of March 31, 1997 is as follows (in thousands, except for earnings per share information):

                                              For the Quarter              For the Quarter
                                               Ended 3/31/97                Ended 3/31/96
                                        ---------------------------  -------------------------
                                          Net             Per Share    Net            Per Share
                                        Income    Shares    Amount   Income    Shares   Amount
                                        ------    ------    ------   ------    ------   ------
Earnings per common share as reported   $8,621    8,729    $ 0.99    $9,213    8,598    $ 1.07

Basic earnings per share                 8,621    8,566      1.01     9,213    8,556      1.08

Diluted earnings per share               8,621    8,729*     0.99     9,213    8,598*     1.07

* Consists of shares outstanding plus incremental shares assumed issued for outstanding stock options.

3.   Litigation

     The Company is involved in lawsuits concerning policy terms and benefits and the actions of independent agents, which seek both punitive and compensatory damages. Because of the considerable uncertainties that exist, the Company cannot predict the outcome of pending or future litigation with certainty. It is possible that results in a particular period could be materially affected by certain legal proceedings. Based on consultation with the Company's internal and external legal advisors, management believes that valid defenses exist, and that the results of such litigation will not have a material adverse effect on the results of operations or financial position of the Company.

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

     Plaintiffs originally filed a class action complaint in November 1995, alleging breach of contract, fraud and violation of Connecticut's Unfair Trade Practices Act. Plaintiffs claimed that SCL improperly charged additional premiums to pay for the tax on deferred policy acquisition costs ("DAC") incurred by defendants Lincoln National Life Insurance Company ("LNL") and the Company.

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

     The proposed amended complaint alleges breach of contract, fraud, fraud in the sale of insurance contracts, and violation of Connecticut's Unfair Trade Practices Act. It does not allege, as before, that SCL charged additional premiums to pay for tax on DAC. SCL has filed an objection to the plaintiffs' request to amend the Complaint. The plaintiffs have moved to withdraw their claims against LNL, stating that the claims in the proposed amended complaint do not directly implicate LNL.

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

     Semler vs. First Colony Life Insurance Company, et al., Superior Court, San Francisco, California.

     The plaintiff filed a class action complaint in February 1997 against SCL and twenty-nine other insurance companies, alleging that those companies have improperly collected "unearned premiums" for a period of time when they do not actually provide insurance coverage. The plaintiff, who purchased a life insurance policy from First Colony Life Insurance Company, claims that all the defendant companies provide in their contracts that no insurance shall take effect until the policy is delivered and the first premium paid during the continued good health of the proposed insured. The companies bill premiums, however, from either an issue date or policy date, which allegedly might precede the effective date of coverage. The plaintiff claims that this industry practice violates certain provisions of California's Business and Professions Code. The plaintiff amended the complaint in March 1997 to add another defendant, to insert allegations as to "delayed coverage," and to challenge premiums and coverage where a conditional receipt is issued.

     The plaintiff seeks restitution, injunctive relief, attorneys' fees and expenses.

4.   Merger

     On February 23, 1997, ReliaStar Financial Corp. ("ReliaStar") and Security-Connecticut signed a definitive agreement to combine the two companies through the statutory merger of Security-Connecticut with and into ReliaStar. The Board of Directors of Security-Connecticut has unanimously approved the merger. Completion of the merger is subject to normal closing conditions, including approval by the Company's shareholders and various regulatory approvals. Provided there has been no material breach by ReliaStar of the representations, warranties, covenants and agreements of ReliaStar under the merger agreement, Security-Connecticut has agreed to pay ReliaStar $8 million if the merger agreement is terminated either as a result of (a) the modification or withdrawal, in any way detrimental to ReliaStar, of the recommendation of the Security-Connecticut Board with respect to the merger, or (b) the execution by Security-Connecticut of a definitive agreement with a party other than ReliaStar with respect to a publicly announced offer or intent to make an offer to acquire all or substantially all of Security-Connecticut or its subsidiaries.

     Separately and not additionally, if the merger agreement is terminated by ReliaStar on the basis that the Security-Connecticut shareholders did not approve the merger, then Security-Connecticut would be required to pay ReliaStar $2.5 million to reimburse ReliaStar's expenses incurred in connection with the merger agreement. In addition to the foregoing $2.5 million payment, if an acquisition proposal is outstanding on the date of such termination, or at any time within 90 days thereafter, and an acquisition proposal is consummated within twelve months of the termination of the merger agreement, the Company has agreed to pay ReliaStar an additional $5.5 million. The foregoing discussion is qualified in its entirety by reference to the merger agreement filed as an exhibit to the Company's Annual Report on Form 10-K, for the year ended December 31, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1997 compared to the Three Months Ended March 31, 1996.

     Premiums - Premiums decreased $1.0 million, or 7.3%, from $14.0 million in 1996 to $13.0 million in 1997 due principally to an increase in ceded premiums under various reinsurance agreements partially offset by an increase in term premiums.

     On a statutory-basis the Company's first year annualized life premiums on new life insurance sales for individual life insurance decreased 30.2%, from $13.4 million in 1996 to $9.4 million in 1997 primarily as a result of a decrease in sales of universal life and term products. Management believes the decline is primarily due to the highly competitive insurance environment and may also reflect the effect of the downgrade of the Company's claims-paying ability by A.M. Best in the fourth quarter of 1996. Although life sales may continue to decline in the second quarter of 1997, management expects with the offering of additional new products, sales should improve for the latter part of 1997. Annualized annuity sales decreased $2.2 million or 16.8% from $13.0 million in 1996 to $10.8 million in 1997. The Company continues to maintain profit margins on annuity products rather than sacrifice profitability to increase sales.

     Insurance Fees - Insurance fees, primarily mortality and expense assessments on universal life products and surrender charges increased $0.9 million, or 2.7%, from $33.9 million in 1996 to $34.8 million in 1997. The increase resulted primarily from the growth of insurance in-force and aging of the in-force block of business resulting in higher average mortality charges.

     Net Investment Income - Net investment income increased $0.4 million, or 1.1%, from $33.5 million in 1996 to $33.9 million in 1997. This reflects the increase in the cost basis of invested assets, offset slightly by a lower effective yield on such assets. The effective yield on invested assets was 7.5% for 1997 compared with 7.7% for 1996.

     Realized Gains on Investments - Net realized gains on investments were $0.2 million in 1997 compared with realized gains of $4.1 million in 1996. The 1997 gains were the result of net realized capital gains of $0.3 million from the sale of investments, offset by DAC associated with realized gains of $0.1 million. The 1996 gains were the result of net realized gains from the sale of investments of $4.8 million offset by increases in the allowance for losses and permanent impairment writedowns of $0.2 million and DAC associated with realized gains of $0.5 million.

     Benefits and Reserves - Benefits and reserve increases decreased $4.7 million, or 9.6%, from $49.4 million in 1996 to $44.7 million in 1997. The Company's life claim experience for 1997 was favorable compared to plan by $6.6 million, or approximately $0.49 per share, after-tax, and was approximately $2.9 million below 1996. Interest credited to policyholders decreased $0.8 million, or 3.6% from $21.6 million in 1996 to $20.8 million in 1997 due primarily to a slight decrease in crediting rates as a result of rate resets on contract anniversary dates. Increases in policy reserves and other fund deposits increased $1.8 million from $1.4 million in 1996 to $3.2 million in 1997 due primarily to an increase in the acquisition load liability, a smaller release of single premium immediate annuity reserves and fewer whole life policy lapses in 1997 compared to 1996. Surrenders increased $0.3 million, or 15.2%, from $2.2 million in 1996 to $2.5 million in 1997.

     Insurance and Other Expenses - Insurance and other expenses increased $1.8 million, or 8.0%, from $22.3 million in 1996 to $24.1 million in 1997. Commissions, net of DAC, increased $0.4 million, or 4.3%, from $8.5 million in 1996 to $8.9 million in 1997. General administrative and other operating costs, net of DAC, increased $1.4 million, or 10.2%, from $13.8 million in 1996 to $15.2 million in 1997 primarily due to increases in legal, data processing, and interest costs and taxes, licenses an fees.

     Federal Income Taxes - Federal income taxes decreased $0.2 million from $4.8 million in 1996 to $4.6 million in 1997. This was primarily due to lower pre-tax operating income. The effective tax rates were 34.7% and 34.3% in 1997 and 1996, respectively, compared to a statutory rate of 35%.

Liquidity and Capital Resources

     Security-Connecticut Corporation is a holding company whose principal assets are Arrowhead Ltd. and SCL and its wholly owned insurance subsidiary. The Company is dependent on receiving dividends from SCL and Arrowhead Ltd. to pay operating expenses, meet debt service payments and make dividend payments to its shareholders. The dividends from SCL and Arrowhead Ltd. are subject to restrictions set forth by the laws of Connecticut and the Bermuda Registrar of Companies, respectively.

     Cash flow from SCL's insurance operations consists primarily of its contractual obligations to policyholders and annuitants and its payment of dividends to the Company. The primary source of meeting these contractual requirements is investment income from its total investment portfolio, scheduled maturities from its available-for-sale fixed maturity security portfolio, and principal repayments from its mortgage loan portfolio, as well as a portion of premium income.

     To provide for additional liquidity to meet normal variations in contract obligations, the Company maintains cash and short-term investments, and a significant portion (75.6% at March 31, 1997) of its fixed maturity portfolio in investment grade public debt securities. The Company believes that its liquidity needs are adequately met with the aforementioned investment policies, combined with the contractual terms of its life insurance and annuity products.

     The Company has entered into several interest rate cap agreements as a hedge against rising interest rates in its SPDA investment portfolio. As of March 31, 1997, these agreements established cap rates ranging from 7.07% to 12.5% on notional principal of $510 million with termination dates through 2001. The aggregate cost of $3.6 million is being amortized to net investment income over the effective life of the caps. These investments are reported as fixed maturity securities and classified as available-for-sale and are carried at fair value ($2.1 million at March 31, 1997) with unrealized gains and losses reported in shareholders' equity. The Company is exposed to credit loss in the event of non-performance by counterparties on the caps. Due to the high quality rating of the counterparties, the Company does not anticipate non-performance by any of the counterparties. The amount of such exposure is approximately the unrealized gain in such contracts as interest rates rise.

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

Part II - Other Information

ITEMS 1, 2, 3, 4, and 5 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.) Exhibit 12.01 - Calculation of ratio of earnings to fixed charges, page 13.

     b.) A report on Form 8-K dated February 25, 1997 relating to the Agreement and Plan of Merger of Security-Connecticut Corporation with and into ReliaStar Financial Corp. dated February 23, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        SECURITY-CONNECTICUT CORPORATION
                                  (Registrant)


Date: May 15, 1997                  /s/Ronald D. Jarvis
      -----------------             ---------------------------------------
                                    Ronald D. Jarvis,  Chairman, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer); Director



Date: May 15, 1997                  /s/Robert J. Voight
      -----------------             ---------------------------------------
                                    Robert J. Voight, Executive Vice President,
                                    (Principal Financial Officer)



Date: May 15, 1997                  /s/Richard D. Mocarski
      -----------------             ---------------------------------------
                                    Richard D. Mocarski,  Vice President,
                                    Controller and Treasurer
                                    (Principal Accounting Officer)